Form 10QSB
period 1996-06-30
BIG SKY BANCORP INC
filed 1996-08-12
CIK 923285

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                            ------------------

                                FORM 10-QSB


(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 0-25284

                           BIG SKY BANCORP, INC.
          (Exact name of registrant as specified in its charter)

State of Delaware                     81-0494188
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)      Identification No.)

711 South First Street  Hamilton, Mt         59840
(Address of principal executive office)    (Zip Code)

Registrant's telephone number, including area code (406) 363-4400

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_. No___.

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding July 31, 1996
Common Stock, par value $.01                 308,721
 per share

                                FORM 10-QSB

                    FOR THE QUARTER ENDED JUNE 30, 1996

                                   INDEX




PART I - Financial Information                             Page Number

     Consolidated Statements of Financial Condition             1

     Consolidated Statements of Income                          2

     Consolidated Statements of Cash Flows                      3-4

     Notes to Financial Statements                              5

     Management's Discussion and Analysis of Consolidated
     Financial Statements                                       6-9


PART II - Other Information                                     10


SIGNATURES                                                      11

PART I - FINANCIAL INFORMATION

                  BIG SKY BANCORP, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


ASSETS                                        JUNE 30, 1996     MARCH 31, 1996
- -------                                       ( Unaudited )     ( Unaudited )
                                              -------------     --------------
Cash ( including interest-bearing accounts
  of $ 646,000 and $ 2,228,000 )              $  1,669,000      $  3,058,000
Investment securities available for sale, at
  fair value ( cost $ 184,000 and  $ 182,000 )     400,000           396,000
Mortgage-backed securities available for sale,
  at fair value (cost $2,530,000 and $2,600,000) 2,570,000         2,649,000
Investment securities held to maturity, at
  amortized cost (fair value $13,958,000
  and $12,938,000)                              14,328,000        13,233,000
Mortgage-backed securities held to maturity,
  at amortized cost (fair value $ 673,000
  and $714,000 )                                   647,000           685,000
Loans receivable,net                            36,827,000        37,400,000
Accrued interest receivable                        469,000           322,000
Real estate owned                                      ---               ---
Investment in Federal Home Loan Bank Stock       1,758,000         1,725,000
Premises and equipment                           1,326,000         1,343,000
Prepaid expenses and other assets                  121,000           111,000
                                              -------------     -------------
TOTAL ASSETS                                  $ 60,115,000      $ 60,922,000


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

LIABILITIES

Deposits                                      $ 51,923,000      $ 52,843,000
Advances from borrowers for taxes & insurance      424,000           550,000
Accrued expenses and other liabilities             156,000           155,000
Deferred taxes                                     671,000           578,000
                                               ------------      ------------
TOTAL LIABILITIES                               53,174,000        54,126,000
                                               ------------      ------------
STOCKHOLDERS' EQUITY

Common stock, ( $0.01 par value per share;
Authorized 1,500,000 shares; Issued
  and outstanding, 307,000 shares )                  3,000             3,000
Capital surplus                                    605,000           605,000
Unrealized appreciation on securities
  available for sale                               157,000           161,000
Retained earnings, substantially restricted      6,176,000         6,027,000
                                               ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                       6,941,000         6,796,000
                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 60,115,000      $ 60,922,000

                  BIG SKY BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME


                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                        JUNE 30, 1996         JUNE 30, 1995
                                                    (Unaudited)
                                        -------------         -------------
INTEREST INCOME:
Interest and fees on loans receivable    $   867,000           $   886,000
Interest on investments                      191,000               148,000
Interest on mortgage backed securities        60,000                63,000
Other interest and dividends                  66,000                42,000
                                        -------------         -------------
Total interest income                      1,184,000             1,139,000

INTEREST EXPENSE:
Deposits                                     620,000               599,000
                                        -------------         -------------
Net interest income                          564,000               540,000

Provision for loan losses                    (10,000)              (11,000)
                                        -------------         -------------
Net interest income after provision
  for loan losses                            554,000               529,000

OTHER INCOME:
Loan fees and service charges                 19,000                23,000
Rental income                                 34,000                34,000
Other                                          1,000                 2,000
                                        -------------         -------------
Total other income                            54,000                59,000
                                        -------------         -------------
OTHER EXPENSES:
Salaries and employee benefits               174,000               209,000
Occupancy                                     44,000                53,000
FDIC/SAIF insurance                           36,000                36,000
Outside services                              26,000                26,000
Advertising                                   10,000                10,000
Other expense                                 74,000                66,000
                                        -------------         -------------
Total other expense                          364,000               400,000
                                        -------------         -------------
Income before income taxes                   244,000               188,000

Income tax expense                            95,000                73,000
                                        -------------         -------------
NET INCOME                               $   149,000           $   115,000

NET INCOME PER SHARE                     $      0.46           $      0.36

                  BIG SKY BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     THREE MONTHS ENDED     THREE MONTHS ENDED
                                       JUNE 30, 1996          JUNE 30, 1995
                                                    (Unaudited)
                                       -------------          -------------
OPERATING ACTIVITIES:
Net income                                $ 149,000             $  115,000

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization                17,000                 16,000
Provision for loan losses                    10,000                 11,000
Federal Home Loan Bank stock dividend       (33,000)               (24,000)
Cash provided (used) by changes in
 operating assets and liabilities:
Accrued interest receivable                (147,000)               (91,000)
Prepaid expenses and other assets           (10,000)               121,000
Accrued expenses and other liabilities        1,000                  8,000
Deferred taxes                               93,000                120,000
Deferred loan fees, net                       4,000                  6,000
                                       -------------          -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES    84,000                282,000

INVESTING ACTIVITIES:
Principal repayments on loans             3,196,000              1,725,000
Loan originations                        (2,640,000)            (1,485,000)
Principal repayments on mortgage-backed
  securities available for sale              72,000                 47,000
Principal repayments on mortgage-backed
  securities held to maturity                40,000                 19,000
Proceeds from maturity of investment
  securities                                     --                600,000
Purchase of investment securities        (1,095,000)                (1,000)
Purchase of premises and equipment               --                (13,000)
                                       -------------          -------------
Net cash provided by investing
  activities                               (427,000)               892,000

                  BIG SKY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS ( Continued )


                                     THREE MONTHS ENDED     THREE MONTHS ENDED
                                       JUNE 30, 1996          JUNE 30, 1995
                                                    (Unaudited)
                                       -------------          -------------
FINANCING ACTIVITIES:
Net decrease in deposit accounts due
  on demand                                (312,000)            (1,038,000)
Net increase (decrease) in certificate
  accounts                                 (608,000)               791,000
Net decrease in advances from borrowers    (126,000)              (130,000)
                                       -------------          -------------
Net cash provided (used) in financing
  activities                             (1,046,000)              (377,000)
                                       -------------          -------------
NET INCREASE ( DECREASE ) IN CASH        (1,389,000)               797,000

CASH, BEGINNING OF PERIOD                 3,058,000              1,652,000
                                       -------------          -------------
CASH, END OF PERIOD                     $ 1,669,000            $ 2,449,000
                                       =============          =============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Fair value adjustment to securities
 available for sale                     $   257,000            $   198,000
Income tax effect related to fair value
  adjustment                               (100,000)               (77,000)
Cash paid for:
  Interest                                  627,000                590,000
  Income taxes                                   --                     --
  Stockholder redemption accrual                 --                865,000

               BIG SKY BANCORP, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
                            (Unaudited)


1.   Basis of Presentation

     The information contained in the financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than recurring entries) necessary for a fair statement of the results of operations for the interim period. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   Net Income Per Share

     Net income per share is based on net income and the weighted average number of shares outstanding during the period. The dilutive effect of outstanding stock options is included in earnings per share.

3.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, First Federal Savings and Loan Association of Montana ("Association"). Significant intercompany balances and transactions have been eliminated in the consolidation.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL STATEMENTS


General

For the quarter ended June 30, 1996, the Association's return on average assets was .98%, return on beginning equity was 8.80%, and return on average equity was 8.69%.

Total assets decreased by $ 807,000, or 1.32%, to $ 60,115,000 at June 30, 1996 as compared to $ 60,922,000 at March 31, 1996.

Deposits decreased by $ 920,000, or 1.74%, to $ 51,923,000 at June 30, 1996 as
compared to $ 52,843,000 at March 31, 1996.

Net loans decreased by $ 573,000, or 1.53%, to $ 36,827,000 at June 30, 1996
as compared to $ 37,400,000 at March 31, 1996.

Investments and mortgage-backed securities increased by $ 982,000, or 5.79%, to $ 17,945,000 at June 30, 1996, as compared to $ 16,963,000 at March 31,
1996.

Cash decreased by $ 1,389,000, or 45.42%, to $ 1,669,000 at June 30, 1996 as
compared to $ 3,058,000 at March 31, 1996.

Capital Position

The Corporation's capital increased by $ 145,000, or 2.13%, to $ 6,941,000 at June 30, 1996, from $ 6,796,000 at March 31, 1996.

The Association's capital position relative to its minimum capital requirements under the Financial institution's Reform, Recovery and Enforcement Act of 1989 (FIRREA) at June 30, 1996 was as follows:

                                          Amount      Percentage of
                                                         Assets

Tangible capital.....................  $ 6,490,000       10.8 %
Minimum tangible capital requirement.      898,000        1.5 %
Excess...............................  $ 5,592,000        9.3 %
                                         =========       ====

Core capital.........................  $ 6,490,000       10.8 %
Minimum core capital requirement.....    1,797,000        3.0 %
Excess...............................  $ 4,693,000        7.8 %
                                         =========       ====

Risk-based capital...................  $ 6,833,000       25.0 %
Minimum risk-based capital requirement.  2,186,000        8.0 %
Excess.................................$ 4,647,000       17.0 %
                                         =========       ====

Liquidity

The Association's liquidity ratio decreased to 15.34% at June 30, 1996, from 17.50% at March 31, 1996. The Association is required to maintain cash and certain investment securities in an amount equal to 5% of its deposit accounts and short-term borrowings.

Allowance for Loan Losses

The allowance for loan loss reserves was $ 477,000 at June 30, 1996, as compared to $ 467,000 at March 31, 1996. The allowance is based upon management's consideration of current and anticipated economic conditions which may affect the ability of the borrowers in the loan portfolio to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral. The increase in the allowance for potential loan losses was implemented by management as a prudent risk-management strategy. Management does not believe that any significant changes in portfolio risk have occurred during the three month period ended June 30, 1996, as compared to March 31, 1996.


               COMPARISON OF THE THREE MONTHS ENDED
       JUNE 30, 1996 TO THE THREE MONTHS ENDED JUNE 30, 1995


General

Total assets increased by $ 50,000, or .08%, to $ 60,115,000 at June 30, 1996, from $ 60,065,000 at June 30, 1995.

Total deposits decreased by $ 154,000, or .30%, to $ 51,923,000 at June 30, 1996, from $ 52,077,000 at June 30, 1995.

Net loans decreased by $ 2,530,000, or 6.43%, to $ 36,827,000 at June 30,
1996, from $ 39,357,000 at June 30, 1995.

Investments and mortgage-backed securities increased by $ 3,727,000, or 26.21%, to $ 17,945,000 at June 30, 1996, from $ 14,218,000 at June 30, 1995.

The Corporation's capital increased by $ 1,050,000, or 17.82%, to $ 6,941,000 at June 30, 1996, from $ 5,891,000 at June 30, 1995.

Net Income

Net income for the three months ended June 30, 1996 increased by $ 34,000, or 29.57%, to $ 149,000, from $ 115,000 for the three months ended June 30, 1995.

The increase was primarily due to additional compensation to officers which was paid during the quarter ended June 30, 1995, based on the financial performance of the Company during the fiscal year ended March 31, 1995, and other factors, however no bonuses were paid during the corresponding quarter ending June 30, 1996. The Compensation Committee was unable to meet during the quarter ended June 30, 1996, and has not yet made any recommendations to the Board of Directors regarding any additional compensation which may be paid, based primarily on the operating results of the fiscal year ended March 31, 1996. It is expected that any additional compensation which may be recommended by the Compensation Committee will be paid during the quarter ending September 30, 1996.

Earnings per share increased by $ .10, or 27.78%, to $ .46 for the three months ended June 30, 1996, as compared to $ .36 for the three month period ended June 30, 1995.

Loan fees and service charges decreased by $ 4,000, or 17.39%, to $ 19,000 for the quarter ending June 30, 1996, from $ 23,000 for the quarter ending June 30, 1995, primarily as a result of the lower volume of refinancing activity and loan payoffs in 1996 as compared to 1995.

Rental income was $ 34,000 at June 30, 1996, unchanged from the three month period ending June 30, 1995.

Total other expense decreased by $ 36,000, or 9.00%, to $ 364,000 for the quarter ending June 30, 1996, from $ 400,000 for the comparable period in 1995, as a result of decreased salary expense and employee benefits and occupancy expense.

Salary and employee benefit expense decreased by $ 35,000, or 16.75%, to $ 174,000 for the three month period ended June 30, 1996, as compared to $ 209,000 for the comparable period last year.

Occupancy expense decreased by $ 9,000, or 16.98%, to $ 44,000 for the three month period ended June 30, 1996, as compared to $ 53,000 for the three month period ended June 30, 1995.

Advertising expense was $ 10,000 for the three month period ended June 30, 1996, unchanged from the same period last year.

Outside services expense remained the same at $ 26,000 for the three month periods ended June 30, 1996 and June 30, 1995.

Income tax expense increased by $ 22,000, or 30.14%, to $ 95,000 for the three month period ended June 30, 1996, as compared to $ 73,000 for the same period last year.

Other expense increased by $ 8,000, or 12.12%, to $ 74,000 for the three month period ended June 30, 1996, as compared to $ 66,000 for the three month period ended June 30, 1995. The increase was due to additional legal and consulting fees connected with Corporate strategic planning activities, and the cost of an examination of the holding company by the Office of Thrift Supervision during the quarter ended June 30, 1996.

Net Interest Income

Net interest income increased by $ 24,000, or 4.44%, to $ 564,000 for the three month period ending June 30, 1996, from $ 540,000 for the three month period ending June 30, 1995.

The cost of funds increased by 19 basis points, to 4.75% at June 30, 1996, from 4.56% at June 30, 1995, which was partially offset as the yield on earning assets increased by 2 basis points, to 7.76% at June 30, 1996, from 7.74% at June 30, 1995. As a result, interest spread decreased by 17 basis points, to 3.01% at June 30, 1996, from 3.18% at June 30, 1995.

Average net interest margin decreased by 4 basis points, to 3.52% for the three month period ending June 30, 1996, from 3.56% for the three month period ending June 30, 1995.

Provision for Loan Losses

Provision for loan losses was $ 10,000 for the three month period ending June 30, 1996, as compared to $ 11,000 for the three month period ending June 30, 1995.

                    PART II - Other Information


Item 1 - Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Association, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. In the opinion of management and the Association's legal counsel, no significant loss is expected from any of such pending claims or lawsuits. Aside from such pending claims and lawsuits which are incident to the conduct of the Association's ordinary business, the Association is not a party to any material pending legal proceedings.

Item 2 - Changes in Securities

None.

Item 3 - Default Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

The Association's Annual Meeting of Stockholders was held on July 23, 1996. At this meeting, stockholders : (a) elected, as director, nominee Kurt F. Ingold by a vote of 212,869 shares "FOR", and 700 shares "WITHHELD"; (b) elected, as director, nominee Douglas N. Klein by a vote of 212,869 shares "FOR", and 700 shares "WITHHELD"; (c) ratified the appointment of Deloitte & Touche as independent auditors for the fiscal year ending March 31, 1997 by a vote of 213,419 votes "FOR", 0 votes "AGAINST", and 150 votes "ABSTAIN".

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits: none

     (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Big Sky Bancorp, Inc.
                                   ---------------------
                                       (Registrant)


DATE: August 10, 1996           BY:/s/ MICHAEL E. McKEE
                                   ---------------------
                                   Michael E. McKee
                                   President
                                   (Duly Authorized Officer)


                                BY:/s/ ERNEST M. KWIATKOWSKI
                                   --------------------------
                                   Ernest M. Kwiatkowski
                                   Vice President - Treasurer
                                   (Principal Financial Officer)