Form 10QSB
period 1996-09-30
BIG SKY BANCORP INC
filed 1996-11-12
CIK 923285

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                            ------------------

                                FORM 10-QSB


(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                    OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number : 0-25284

                           BIG SKY BANCORP, INC.
          (Exact name of registrant as specified in its charter)

State of Delaware                            81-0167980
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)

711 South First Street  Hamilton, MT         59840
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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding October 31, 1996
----------------------------         ----------------------------
Common Stock, par value $.01                   308,721
per share

                                FORM 10-QSB

                 FOR THE QUARTER ENDED September 30, 1996

                                   INDEX


                                                             PAGE
NO.

PART I - Financial Information

     Consolidated Statements of Financial Condition             1

     Consolidated Statements of Income                          2

     Consolidated Statements of Cash Flows                      4

     Notes to Consolidated Financial Statements                 6

     Management's Discussion and Analysis of
     Consolidated Financial Statements                          7


PART II - Other Information                                    13

 PART I - FINANCIAL INFORMATION


                   BIG SKY BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   SEPTEMBER 30,     MARCH 31,
                                                      1996             1996
ASSETS                                                    ( Unaudited )
                                                    --------         --------
Cash ( including interest-bearing accounts
  of $ 994,000 and $ 2,228,000 )                  $2,061,000       $3,058,000
Investment securities available for sale, at
  fair value ( cost $ 130,000 and  $ 182,000 )       331,000          396,000
Mortgage-backed securities available for sale,
  at fair value (cost $2,449,000 and $2,600,000)   2,498,000        2,649,000
Investment securities held to maturity, at
  amortized cost (fair value $14,087,000
  and $ 12,938,000 )                              14,423,000       13,233,000
Mortgage-backed securities held to maturity,
  at amortized cost (fair value $ 639,000 and
  $714,000 )                                         621,000          685,000
Loans receivable,net                              36,113,000       37,400,000
Accrued interest receivable                          319,000          322,000
Real estate owned                                          0                0
Investment in Federal Home Loan Bank Stock         1,794,000        1,725,000
Premises and equipment                             1,363,000        1,343,000
Prepaid expenses and other assets                    218,000          111,000
                                                    --------         --------
     TOTAL ASSETS                                $59,741,000      $60,922,000


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                         $51,217,000      $52,843,000
Advances from borrowers for taxes and insurance      679,000          550,000
Accrued expenses and other liabilities               475,000          155,000
Deferred taxes                                       473,000          578,000
                                                    --------         --------
     TOTAL LIABILITIES                           $52,844,000      $54,126,000

STOCKHOLDERS' EQUITY

Common stock, ( $0.01 par value per share;
  Authorized 1,500,000 shares; Issued and
  outstanding, 309,000 and 307,000 )                   3,000            3,000
Capital surplus                                      610,000          605,000
Unrealized appreciation on securities
  available for sale                                 153,000          161,000
Retained earnings, substantially restricted        6,131,000        6,027,000
                                                    --------         --------
     TOTAL STOCKHOLDERS' EQUITY                    6,897,000        6,796,000
                                                    --------         --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $59,741,000      $60,922,000

                         BIG SKY BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME

                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                       SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                                    ( Unaudited )
                                               --------          --------
INTEREST INCOME:
Interest and fees on loans receivable          $855,000          $889,000
Interest on investments                         209,000           137,000
Interest on mortgage backed securities           58,000            63,000
Other interest and dividends                     52,000            70,000
                                               --------          --------
     Total Interest Income                   $1,174,000        $1,159,000

INTEREST EXPENSE:
Deposits                                        616,000           637,000
                                               --------          --------
Net Interest Income                             558,000           522,000

Provision for loan losses                       (11,000)          (11,000)
                                               --------          --------
Net interest income after provision
  for loan losses                               547,000           511,000
                                               --------          --------
OTHER INCOME:
Loan fees and service charges                    19,000            23,000
Rental income                                    21,000            35,000
Gain on sale of investment                       46,000                 0
Other                                             1,000             1,000
                                               --------          --------
     Total other income                          87,000            59,000

OTHER EXPENSES:
Salaries and employee benefits                  189,000           158,000
Occupancy                                        43,000            54,000
FDIC/SAIF insurance                             381,000            35,000
Outside services                                 28,000            25,000
Advertising                                       8,000             8,000
Other expense                                    59,000            70,000
                                               --------          --------
     Total other expense                        708,000           350,000
                                               --------          --------
Income before income taxes                      (74,000)          220,000

Benefits (provision) for income taxes            29,000           (86,000)
                                               --------          --------
     NET INCOME (LOSS)                         ($45,000)         $134,000


     NET INCOME PER SHARE                        ($0.14)            $0.42

                    BIG SKY BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME

                                       SIX MONTHS ENDED     SIX MONTHS ENDED
                                       SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                                    ( Unaudited )
                                               --------          --------
INTEREST INCOME:
Interest and fees on loans receivable        $1,722,000        $1,775,000
Interest on investments                         400,000           285,000
Interest on mortgage backed securities          118,000           126,000
Other interest and dividends                    118,000           112,000
                                               --------          --------
     Total Interest Income                   $2,358,000        $2,298,000

INTEREST EXPENSE:
Deposits                                     $1,236,000        $1,236,000
                                               --------          --------
Net Interest Income                          $1,122,000        $1,062,000

Provision for loan losses                       (21,000)          (21,000)
                                               --------          --------
Net interest income after provision
  for loan losses                            $1,101,000        $1,041,000
                                               --------          --------
OTHER INCOME:
Loan fees and service charges                    38,000            46,000
Rental income                                    55,000            69,000
Gain on sale of investment                       46,000                 0
Other                                             2,000             2,000
                                               --------          --------
     Total other income                         141,000           117,000

OTHER EXPENSES:
Salaries and employee benefits                  363,000           367,000
Occupancy                                        87,000           107,000
FDIC/SAIF insurance                             417,000            71,000
Outside services                                 54,000            51,000
Advertising                                      18,000            18,000
Other expense                                   133,000           136,000
                                               --------          --------
     Total other expense                      1,072,000           750,000
                                               --------          --------
Income before income taxes                      170,000           408,000

Benefits (provision) for income taxes           (66,000)         (159,000)
                                               --------          --------
NET INCOME (LOSS)                              $104,000          $249,000



NET INCOME PER SHARE                              $0.32             $0.78

BIG SKY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           SIX MONTHS ENDED   SIX MONTHS ENDED
                                            SEPTEMBER 30,      SEPTEMBER  30,
                                                1996               1995
                                              --------           --------
                                                     ( Unaudited )
OPERATING ACTIVITIES:
Net income                                     104,000            249,000

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                34,000             33,000
   Provision for loan losses                    21,000             21,000
   Gain on sale of investments                 (46,000)                 0
   Federal Home Loan Bank stock dividend       (69,000)           (53,000)
   Cash provided (used) by changes in operating
     assets and liabilities:
   Accrued interest receivable                   3,000             (5,000)
   Prepaid expenses and other assets          (107,000)           101,000
   Accrued expenses and other liabilities      320,000            110,000
   Deferred taxes                             (105,000)            85,000
   Deferred loan fees, net                      28,000              1,000
                                              --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES      183,000            542,000


INVESTING ACTIVITIES:
   Principal repayments on loans             4,996,000          3,118,000
   Loan originations                        (3,656,000)        (2,980,000)
   Principal repayments on mortgage-backed
     securities available for sale             155,000            132,000
   Principal repayments on mortgage-backed
     securities held to maturity                66,000             49,000
   Proceeds from maturity of investment
     securities                                500,000          1,350,000
   Purchase of investment securities        (1,690,000)          (503,000)
   Purchase of premises and equipment          (54,000)          (317,000)
                                              --------           --------
   Net cash provided by investing activities   317,000            849,000

BIG SKY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS ( Continued )

                                           SIX MONTHS ENDED   SIX MONTHS ENDED
                                            SEPTEMBER 30,      SEPTEMBER  30,
                                                1996               1995
                                              --------           --------
                                                     ( Unaudited )
FINANCING ACTIVITIES:
   Net increase (decrease) in deposit
     accounts due on demand                    333,000           (192,000)
   Net increase (decrease) in certificate
     accounts                               (1,959,000)         2,132,000
   Net increase in advances from borrowers     129,000            159,000
                                              --------           --------
   Net cash provided (used) in financing
     activities                             (1,497,000)         2,099,000
                                              --------           --------
NET INCREASE ( DECREASE ) IN CASH             (997,000)         3,490,000

CASH, BEGINNING OF PERIOD                    3,058,000          1,652,000
                                              --------           --------
CASH, END OF PERIOD                         $2,061,000         $5,142,000


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Fair value adjustment to securities available
  for sale                                    $250,000           $214,000
Income tax effect related to fair value
  adjustment                                   (97,000)           (83,000)
Cash paid for:
  Interest                                   1,247,000          1,223,000
  Income taxes                                 167,000            126,000
  Stockholder redemption accrual                     0            865,000

                   BIG SKY BANCORP, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
                                (Unaudited)

1.   Basis of Presentation

     The information contained in the financial statements is unaudited.
     In the opinion of management, the financial statements contain all adjustments (none of which were other than recurring entries) necessary for a fair statement of the results of operations for the interim period. The results of operations for the three month and six month periods ended September 30, 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     CONSOLIDATED FINANCIAL STATEMENTS


General

For the six months ended September 30, 1996, the Company's return on average assets was .34%, return on beginning equity was 3.07%, and return on average equity was 3.00%. Second quarter earnings were adversly impacted by a one-time special assessment to capitalize the FDIC's Savings Association Insurance Fund (SAIF). Excluding the SAIF assessment, return on average assets was 1.04%, return on beginning equity was 9.24%, and return on average equity was 8.93%.

Total assets decreased by $1,181,000, or 1.94%, to $59,741,000 at September 30, 1996, as compared to $60,922,000 at March 31, 1996.

Deposits decreased by $1,626,000, or 3.08%, to $51,217,000 at September 30, 1996, as compared to $52,843,000 at March 31, 1996.

Net loans decreased by $1,287,000, or 3.44%, to $36,113,000 at September 30, 1996, as compared to $37,400,000 at March 31, 1996.

Investments and mortgage-backed securities increased by $910,000, or 5.36%, to $17,873,000 at September 30, 1996, as compared to $16,963,000 at March 31,
1996.

Cash (including interest-bearing accounts), decreased by $997,000, or 32.60%, to $2,061,000 at September 30, 1996, as compared to $3,058,000 at March 31, 1996.

Capital Position

The Corporation's capital increased by $101,000, or 1.49%, to $6,897,000 at September 30, 1996, from $6,796,000 at March 31, 1996.

The Association's capital position relative to its minimum capital requirements under the Financial Institution's Reform, Recovery and Enforcement Act of 1989 at September 30, 1996, was as follows:

                                          Amount      Percentage of
                                                         Assets
                                          ------         ------
Tangible capital.....................  $ 6,453,000       10.8 %
Minimum tangible capital requirement.      893,000        1.5 %
Excess...............................  $ 5,560,000        9.3 %
                                         =========       ======

Core capital.........................  $ 6,453,000       10.8 %
Minimum core capital requirement.....    1,786,000        3.0 %
Excess...............................  $ 4,667,000        7.8 %
                                         =========       ======

Risk-based capital...................  $ 6,792,000       25.2 %
Minimum risk-based capital requirement.  2,159,000        8.0 %
Excess.................................$ 4,633,000       17.2 %
                                         =========       ======

Liquidity

The Company's liquidity ratio decreased to 17.09% at September 30, 1996, from 17.50% at March 31, 1996. The Company is required to maintain cash and certain investment securities in an amount equal to 5% of its deposit accounts and short-term borrowings.

Allowance for Loan Losses

The allowance for loan loss reserves increased by $21,000, or 4.50%, to $488,000 at September 30, 1996, as compared to $467,000 at March 31, 1996.
The allowance is based upon management's consideration of current and anticipated economic conditions which may affect the ability of borrowers in the loan portfolio to repay loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral. The increase in the allowance for potential loan losses was implemented by management as a prudent risk-management strategy. Management does not believe that any significant changes in portfolio risk have occurred during the period ended September 30, 1996, as compared to March 31, 1996.


                   COMPARISON OF THE THREE MONTHS ENDED
      SEPTEMBER 30, 1996 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

General

Total assets decreased by $3,011,000, or 4.80%, to $59,741,000 at September 30, 1996, from $62,752,000 at September 30, 1995.

Total deposits decreased $3,047,000, or 5.62%, to $51,217,000 at September 30, 1996, from $54,264,000 at September 30, 1995.

Net loans decreased by $3,333,000, or 8.45%, to $36,113,000 at September 30, 1996, from $36,113,000 at September 30, 1995.

Investments and mortgage-backed securities increased by $4,000,000, or 28.83%, to $17,873,000 at September 30, 1996, from $13,873,000 at September 30, 1995.

The Corporation's capital increased by $862,000, or 14.28%, to $6,897,000 at September 30, 1996, from $6,035,000 at September 30, 1995.

Cash decreased by $3,081,000, or 59.92%, to $2,061,000 at September 30, 1996,
as compared to $5,142,000 at September 30, 1995.

Net Income

Net income for the three month period ended September 30, 1996 was $(45,000), resulting from a one-time special assessment of $344,000 by the FDIC to recapitalize the SAIF insurance fund. Net income for the second quarter, exclusive of the one-time SAIF assessment, increased by $31,000, or 23.13%, to $165,000, as compared to $ 134,000 for the same quarter last year.

Earnings per share decreased by $ .56, or 133.58%, to $ (.14) for the three months ended September 30, 1996, as compared to $ .42 per share for the comparable period in 1995, as a result of the one-time special assessment to recapitalize the FDIC's SAIF insurance fund.

Total interest income increased by $15,000, or 1.29%, to $1,174,000 for the three month period ending September 30, 1996, as compared to $1,159,000 for the three month period ending September 30, 1995.

Interest and fees on loans receivable decreased by $34,000, or 3.82%, for the quarter ending September 30, 1996, to $855,000, as compared to $889,000, for the quarter ending September 30, 1995.

Interest on investments increased by $72,000, or 52.55%, to $209,000 for the three month period ending September 30, 1996, as compared to $137,000 for the corresponding quarter last year.

Interest on mortgage-backed securities decreased by $5,000, or 7.94%, to $58,000 for the quarter ending September 30, 1996, as compared to $63,000 during the same period last year.

Other interest and dividends decreased by $18,000, or 25.71%, to $52,000 for the three month period ending September 30, 1996, as compared to $70,000 for the three month period ending September 30, 1995.

Interest on deposits decreased by $21,000, or 3.30%, to $616,000 for the three month period ending September 30, 1996, as compared to $637,000 for the three month period ending September 30, 1995.

Loan fees and service charges decreased by $4,000, or 17.39%, to $19,000 for the quarter ending September 30, 1996, from $23,000 for the quarter ending September 30, 1995, primarily as a result of loan payoffs and a lower volume of loans for the purchase of new or existing homes in 1996 as compared to the same period last year.

During the three month period ending September 30, 1996, a non-recurring gain on the sale of securities was realized in the amount of $46,000. No non-recurring gains on the sale of securities were realized in the three month period ending September 30, 1995.

Rental income decreased by $14,000, or 40.00%, to $21,000 for the three month period ended September 30, 1996, as compared to $35,000 for the corresponding period last year. The primary reason for the reduction in rental income for the quarter ending September 30, 1996, as compared to the corresponding quarter last year, was the sale of the Company's former Southside office property at 3600 Brooks Street in Missoula, Montana, on November 1, 1995, and the termination of rental income from American Express Financial Services Inc., a tenant, after that date.

Salary and benefits expense increased by $31,000, or 19.62%, to $189,000 for the three month period ending September 30, 1996, as compared to $158,000 for the three month period ending September 30, 1995. During the three month period ending September 30, 1996, additional compensation in the amount of $30,000 was paid to officers, based primarily on the operating results for the fiscal year ended March 31, 1996. No additional compensation was paid during the corresponding period last year.

Occupancy expense was decreased by $11,000, or 20.37%, to $43,000 for the three month period ending September 30, 1996, as compared to $54,000 during the same period in 1995. A primary reason for the reduction in occupancy expense for the quarter ended September 30, 1996, as compared to the same quarter last year, was the sale of the former Southside Missoula office property at 3600 Brooks Street in Missoula, Montana on November 1, 1995, and the occupancy of a new, smaller facility at 2237 34th Street in Missoula after that date.

Outside services expense increased by $3,000, or 12.00%, for the three month period ended September 30, 1996, as compared to the three month period ended September 30, 1995, as a result of increased expense for data processing services.

FDIC/SAIF insurance expense increased by $346,000, to $381,000 for the three month period ending September 30, 1996, as compared to $35,000 for the three month period ending September 30, 1995. The increase was due to the one-time assessment levied by the FDIC to recapitalize the SAIF insurance fund.

The Company recieved an income tax benefit of $29,000 for the three month period ending September 30, 1996, as compared to a provision of $86,000 for the same period last year, primarily as a result of the one-time assessment by the FDIC to recapitalize the SAIF insurance fund.

Other expense decreased by $11,000, or 15.71%, to $59,000 for the three month period ending September 30, 1996, as compared to $70,000 for the three month period ending September 30, 1995. The decrease was primarily due to a decrease in REO and securities counsel expense in 1996, as compared to the corresponding period last year.

Net Interest Income

Net interest income increased by $36,000, or 6.90%, to $558,000 for the three month period ending September 30, 1996, as compared to $522,000 for the three month period ending September 30, 1995.

Interest spread was reduced by .04%, to 2.94% at September 30, 1996 as compared to 2.98% at September 30, 1995.

The cost of funds increased by .03%, to 4.73% at September 30, 1996, as compared to 4.70% at September 30, 1995.

The yield on earning assets decreased by .01%, to 7.67% at September 30, 1996, as compared to 7.68% at September 30, 1995.

Average net interest margin increased by .11%, to 3.47% as of September 30, 1996, from 3.36% as of September 30, 1995.

Liquidity

The Company's liquidity ratio increased to 17.09% at September 30, 1996, from 15.97% at September 30, 1995.

Provision for Loan Losses

The provision for loan loss reserves was $11,000 for each of the three month periods ending September 30, 1996 and September 30, 1995. The provision for loan losses reflects management's continuing evaluation of the possible loss exposure in the loan portfolio.

Allowance for Loan Losses

The allowance for loan loss reserves increased by $43,000, or 9.66%, to $488,000 at September 30, 1996, from $ 445,000 at September 30, 1995. The increase in the allowance for potential loan losses was implemented by management as a prudent risk-management strategy. Management does not believe that any significant changes in portfolio risk have occurred during the three month period ended September 30, 1996, as compared to the corresponding period in 1995.


                    COMPARISON OF THE SIX MONTHS ENDED
       SEPTEMBER 30, 1996 TO THE SIX MONTHS ENDED SEPTEMBER 30, 1995

Net Income

Net income for the six months ended September 30, 1996 decreased by $145,000, or 58.23%, to $104,000, or $.32 per share, from $249,000, or $.78 per share, for the six months ended September 30, 1995, as a result of a one-time assessment by the FDIC to recapitalize the SAIF insurance fund during the six month period ending September 30, 1996. Excluding the one-time assessment, income for the six month period ending September 30, 1996 increased by $65,000, or 26.10%, to $314,000, as compared to $249,000 for the corresponding period last year.

There was a non-recurring gain on sale of securities of $46,000 during the six month period ending September 30, 1996, as compared to no non-recurring gains on sales of securities during the comparable period in 1995.

Loan fees and service charges decreased by $8,000, or 17.39%, to $38,000 for the six month period ending September 30, 1996, as compared to $46,000 for the six month period ending September 30, 1995.

Rental income decreased by $14,000, or 20.29%, to $55,000 for the six months ending September 30, 1996, as compared to $69,000 for the same period last year. The primary reason for the reduction in rental income for the six month period ending September 30, 1996, as compared to the corresponding period last year, was the sale of the Company's former Southside office property at 3600 Brooks Street in Missoula, Montana, on November 1, 1995, and the termination of rental income from American Express Financial Services Inc., a tenant, after that date.

Total other expense increased by $322,000, or 42.93%, to $1,072,000 for the six month period ending September 30, 1996, from $750,000 for the six month period ending September 30, 1995. The increase in other expense was primarily the result of the one-time assessment by the FDIC to recapitalize the SAIF insurance fund.

Salaries and benefits decreased by $4,000, or 1.09%, to $363,000 for the six month period ending September 30, 1996, from $367,000 for the comparable period in 1995.

Occupancy expense decreased by $20,000, or 18.69%, to $87,000 for the six month period ending September 30, 1996, as compared to $107,000 for the six month period ending September 30, 1995. A primary reason for the reduction in occupancy expense for the six month period ended September 30, 1996, as compared to the same period last year, was the sale of the former Southside Missoula office property at 3600 Brooks Street in Missoula, Montana on November 1, 1995, and the occupancy of a new, smaller facility at 2237 34th Street in Missoula after that date.

Income tax expense was reduced by $93,000, or 58.49%, to $66,000 for the six month period ending September 30, 1996, as compared to $159,000 for the same period last year. The primary reason for the reduction in income tax expense during the six month period ending September 30, 1996, as compared to the six month period ending September 30, 1995, was the reduction in income in 1996 resulting from the one-time assessment by the FDIC to recapitalize the SAIF insurance fund.

Other expense decreased $3,000, or 2.21%, to $133,000 for the six month period ending September 30, 1996, from $136,000 for the same period in 1995.

Net Interest Income

Net interest income increased by $60,000, or 5.65%, to $1,122,000 for the six months ended September 30, 1996, as compared to $1,062,000 for the six months ended September 30, 1995.

The cost of funds increased by 9 basis points, to 4.74% for the six month period ended September 30, 1996, from 4.65% for the comparable period in 1995.

The yield on earning assets for the six month period ending September 30, 1996, was 7.71%, unchanged from the same period last year.

Provision for Loan Losses

Provision for loan losses was $21,000 for each of the six month periods ending September 30, 1996, and September 30, 1995. The provision for loan losses reflects management's continuing evaluation of the possible loan loss exposure in the loan portfolio. Management does not believe that any significant changes in portfolio risk have occurred during the six months ended September 30, 1996, as compared to the six months ended September 30, 1995.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - Periodically, there have been various claims and lawsuits involving the Association, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. In the opinion of management and the Company's legal counsel, no significant loss is expected from any of such pending claims or lawsuits. Aside from such pending claims and lawsuits which are incident to the conduct of the Company's ordinary business, the Company is not a party to any material pending legal proceedings.

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.  Other Information - Not applicable.

Item 6.  Exhibits and Reports on Form 8-K - None.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BIG SKY BANCORP, INC.



DATE: November 8, 1996         BY:/s/Michael E. McKee
      ----------------            --------------------
                                     Michael E. McKee
                                     President




                               BY:/s/Ernest M. Kwiatkowski
                                  ----------------------------
                                     Ernest M. Kwiatkowski
                                     Vice President - Treasurer