Form 10QSB
period 1996-12-31
BIG SKY BANCORP INC
filed 1997-02-13
CIK 923285

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1996

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding January 31, 1997

Common Stock, par value $ .01                 308,721
per share

                                FORM 10-QSB

                  FOR THE QUARTER ENDED December 31, 1996

                                   INDEX


                                                             PAGE NO.

PART I - Financial Information

     Statements of Financial Condition                          1

     Statements of Income                                       2

     Statements of Cash Flows                                   4

     Note to Financial Statements                               6

     Management's Discussion and Analysis of
     Financial Statements                                       7


PART II - Other Information                                    14

PART I - FINANCIAL INFORMATION

                   BIG SKY BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS                                       DECEMBER 31, 1996  MARCH 31, 1996
-----------                                    ( Unaudited )

Cash ( including interest-bearing accounts
  of $ 994,000 and $ 2,228,000 )                $2,218,000        $3,058,000
Investment securities available for sale, at
  fair value ( cost $ 130,000 and  $ 182,000 )     361,000           396,000
Mortgage-backed securities available for sale,
  at fair value ( cost $ 2,449,000 and
  $ 2,600,000 )                                  2,428,000         2,649,000
Investment securities held to maturity, at
  amortized cost ( fair value $ 14,087,000
  and $ 12,938,000 )                            12,923,000        13,233,000
Mortgage-backed securities held to maturity, at
  amortized cost (fair value $ 639,000 and
  $714,000 )                                       598,000           685,000
Loans receivable,net                            35,856,000        37,400,000
Accrued interest receivable                        447,000           322,000
Real estate owned                                      ---               ---
Investment in Federal Home Loan Bank Stock       1,829,000         1,725,000
Premises and equipment                           1,348,000         1,343,000
Prepaid expenses and other assets                   78,000           111,000
                                          ----------------  ----------------
TOTAL ASSETS                                $   58,086,000    $   60,922,000
                                                ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------

LIABILITIES

Deposits                                    $   50,101,000    $   52,843,000
Advances from borrowers for taxes and insurance    246,000           550,000
Accrued expenses and other liabilities             131,000           155,000
Deferred taxes                                     560,000           578,000
                                          ----------------  ----------------
TOTAL LIABILITIES                               51,038,000        54,126,000
                                          ----------------  ----------------
STOCKHOLDERS' EQUITY

Common stock, ( $0.01 par value per share;
Authorized 1,500,000 shares; Issued
and outstanding, 309,000 and 307,000 )               3,000             3,000
Capital surplus                                    610,000           605,000
Unrealized appreciation on securities
  available for sale                               181,000           161,000
Retained earnings, substantially restricted      6,254,000         6,027,000
                                          ----------------  ----------------
TOTAL STOCKHOLDERS' EQUITY                       7,048,000         6,796,000
                                          ----------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   58,086,000    $   60,922,000
                                                ==========        ==========

                        BIG SKY BANCORP, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF INCOME


                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                      DECEMBER 31, 1996    DECEMBER 31, 1995
                                                  ( Unaudited )
INTEREST INCOME:

Interest and fees on loans receivable        $809,000          $882,000
Interest on investments                       207,000           147,000
Interest on mortgage backed securities         55,000            62,000
Other interest and dividends                   57,000           106,000
                                        -------------     -------------
Total interest income                      $1,128,000        $1,197,000

INTEREST EXPENSE:

Deposits                                      599,000           662,000
                                        -------------     -------------
Net interest income                           529,000           535,000

Provision for loan losses                     (10,000)          (11,000)
                                        -------------     -------------
Net interest income after provision
  for loan losses                             519,000           524,000
                                        -------------     -------------
OTHER INCOME:

Loan fees and service charges                  18,000            21,000
Rental income                                  20,000            19,000
Gain on sale of investment                        ---               ---
Gain on sale of office building                   ---           616,000
Other                                           2,000            13,000
                                        -------------     -------------
Total other income                             40,000           669,000
                                        -------------     -------------
OTHER EXPENSES:

Salaries and employee benefits                161,000           168,000
Occupancy                                      47,000            59,000
FDIC/SAIF insurance                            36,000            36,000
Outside services                               29,000            26,000
Advertising                                    17,000            19,000
Other expense                                  67,000            58,000
                                        -------------     -------------
Total other expense                           357,000           366,000
                                        -------------     -------------
Income before income taxes                    202,000           827,000

Income tax expense                             79,000           321,000
                                        -------------     -------------
NET INCOME ( LOSS )                          $123,000          $506,000
                                             ========          ========


NET INCOME PER SHARE                            $0.38             $1.56
                                                =====             =====

                          BIG SKY BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF INCOME

                                         NINE MONTHS ENDED   NINE MONTHS ENDED
                                         DECEMBER 31, 1996   DECEMBER 31, 1995
                                                     ( Unaudited )

INTEREST INCOME:

Interest and fees on loans receivable         $2,531,000          $2,657,000
Interest on investments                          607,000             432,000
Interest on mortgage backed securities           173,000             188,000
Other interest and dividends                     175,000             218,000
                                           -------------       -------------
Total interest income                         $3,486,000          $3,495,000

INTEREST EXPENSE:

Deposits                                      $1,835,000          $1,898,000
                                           -------------       -------------
Net interest income                           $1,651,000          $1,597,000

Provision for loan losses                       ($31,000)           ($32,000)
                                           -------------       -------------
Net interest income after provision
  for loan losses                             $1,620,000          $1,565,000
                                           -------------       -------------
OTHER INCOME:

Loan fees and service charges                     56,000              67,000
Rental income                                     75,000              88,000
Gain on sale of investment                        46,000                 ---
Gain on sale of office building                      ---             616,000
Other                                              4,000              15,000
                                           -------------       -------------
Total other income                               181,000             786,000
                                           -------------       -------------
OTHER EXPENSES:

Salaries and employee benefits                   524,000             535,000
Occupancy                                        134,000             166,000
FDIC/SAIF insurance                              453,000             107,000
Outside services                                  83,000              77,000
Advertising                                       35,000              37,000
Other expense                                    200,000             194,000
                                           -------------       -------------
Total other expense                            1,429,000           1,116,000
                                           -------------       -------------
Income before income taxes                       372,000           1,235,000

Income tax expense                               145,000             480,000
                                           -------------       -------------
NET INCOME                                      $227,000            $755,000
                                                ========            ========

NET INCOME PER SHARE                               $0.70               $2.34
                                                ========            ========

BIG SKY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         NINE MONTHS ENDED   NINE MONTHS ENDED
                                         DECEMBER 31, 1996   DECEMBER 31, 1995
                                                     ( Unaudited )
OPERATING ACTIVITIES:

Net income                                       227,000             755,000

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                   54,000              46,000
  Provision for loan losses                       31,000              32,000
  Gain on sale of investments                    (46,000)                 --
  Gain on sale of office building                     --            (616,000)
  Federal Home Loan Bank stock dividend         (104,000)            (83,000)
  Cash provided (used) by changes in operating
    assets and liabilities:
  Accrued interest receivable                   (125,000)           (114,000)
  Prepaid expenses and other assets               33,000             105,000
  Accrued expenses and other liabilities         (24,000)            (77,000)
  Deferred taxes                                 (18,000)             84,000
  Deferred loan fees, net                         27,000             (10,000)
                                        ----------------   -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES         55,000             122,000

INVESTING ACTIVITIES:

Principal repayments on loans                  6,014,000           4,902,000
Loan originations                             (4,546,000)         (3,688,000)
Principal repayments on mortgage-backed
   securities available for sale                 245,000             224,000
Principal repayments on mortgage-backed
   securities held to maturity                    90,000              76,000
Proceeds from maturity of investment
   securities                                  2,000,000           1,350,000
Proceeds from sale of investment securities      101,000                  --
Purchase of investment securities             (1,695,000)         (3,004,000)
Purchase of premises and equipment               (58,000)           (673,000)
Proceeds from sale of office building                 --           1,438,000
                                        ----------------   -----------------
 Net cash provided by investing activities     2,151,000             625,000
                                        ----------------   -----------------

BIG SKY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS ( Continued )

                                                    NINE MONTHS   NINE MONTHS
                                                    ENDED         ENDED
                                                    DECEMBER 31,  DECEMBER 31,
                                                      1996          1995
                                                         ( Unaudited )
                                                    --------      --------
FINANCING ACTIVITIES:

Net increase (decrease) in deposit accounts
  due on demand                                     (108,000)     (906,000)
Net increase (decrease) in certificate accounts   (2,634,000)    2,632,000
Net increase in advances from borrowers             (304,000)     (312,000)
Stockholder redemption                                    --      (831,000)
                                                ------------  ------------
Net cash provided (used) in financing activities  (3,046,000)      583,000
                                                ------------  ------------
NET INCREASE ( DECREASE ) IN CASH                   (840,000)    1,330,000

CASH, BEGINNING OF PERIOD                          3,058,000     1,652,000
                                                ------------  ------------
CASH, END OF PERIOD                               $2,218,000    $2,982,000
                                                   =========     =========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

 Fair value adjustment to securities available
   for sale                                          296,000       282,000
 Income tax effect related to fair value
   adjustment                                       (115,000)     (109,000)
 Cash paid for:
    Interest                                       1,856,000     1,884,000
    Income taxes                                     177,000       515,000

                   BIG SKY BANCORP, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
                                (Unaudited)

     1. Basis of Presentation

     The information contained in the financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than recurring entries) necessary for a fair statement of the results of operations for the interim period. The results of operations for the three month and nine month periods ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire year.

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

     The Corporation has not engaged in any significant activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL STATEMENTS


General

Total assets decreased $ 2,836,000, or 4.66%, to $ 58,086,000 at December 31, 1996, as compared to $ 60,922,000 at March 31, 1996.

Deposits decreased $ 2,742,000, or 5.19%, to $ 50,101,000 at December 31, 1996, as compared to $ 52,843,000 at March 31, 1996.

Net loans decreased $ 1,544,000, or 4.13%, to $ 35,856,000 at December 31, 1996, from $ 37,400,000 at March 31, 1996.

Investments and mortgage-backed securities decreased by $ 653,000, or 3.85%, to $ 16,310,000 at December 31, 1996, as compared to $ 16,963,000 at
March 31, 1996.

Cash (including interest bearing accounts), decreased by $ 840,000, or 27.47%, to $ 2,218,000 at December 31, 1996, as compared to $ 3,058,000 at
March 31, 1996.

Capital Position

The Corporation's capital increased by $ 252,000, or 3.71%, to $ 7,048,000 at December 31, 1996, from $ 6,796,000 at March 31, 1996.
The Association's capital position relative to its minimum capital requirements under the Financial Institution's Reform, Recovery and Enforcement Act of 1989 at December 31, 1996, was as follows:

                                          Amount      Percentage of
                                                         Assets

Tangible capital.....................  $ 6,577,000       11.4 %
Minimum tangible capital requirement.      867,000        1.5 %

Excess...............................  $ 5,710,000        9.9 %
                                         =========       ======

Core capital.........................  $ 6,577,000       11.4 %
Minimum core capital requirement.....    1,734,000        3.0 %

Excess...............................  $ 4,843,000        8.4 %
                                         =========       ======

Risk-based capital...................  $ 6,909,000       26.2 %
Minimum risk-based capital requirement.  2,113,000        8.0 %

Excess.................................$ 4,796,000       18.2 %
                                         =========       ======

Liquidity

The Company's liquidity ratio increased to 18.76% at December 31, 1996, from 17.50% at March 31, 1996. The Company is required to maintain cash and certain investment securities in an amount equal to 5% of its deposit accounts and short-term borrowings.

Allowance for Loan Losses

The allowance for loan loss reserves increased by $ 31,000, or 6.64%, to $ 498,000 at December 31, 1996, as compared to $ 467,000 at March 31, 1996.

The allowance is based upon managment's consideration of current and anticipated economic conditions which may affect the ability of borrowers in the loan portfolio to repay loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral.

The increase in the allowance for potential loan losses was implemented by management as a prudent risk-management strategy. Management does not believe that any significant changes in portfolio risk have occurred during the period ended December 31, 1996, as compared to March 31, 1996.


                   COMPARISON OF THE THREE MONTHS ENDED
       DECEMBER 31, 1996 TO THE THREE MONTHS ENDED DECEMBER 31, 1995


General

Total assets decreased by $ 3,521,000, or 5.72%, to $ 58,086,000 at December 31, 1996, from $ 61,607,000 at December 31, 1995.

Total deposits decreased $ 3,949,000, or 7.31%, to $ 50,101,000 at December 31, 1996, from $ 54,050,000 at December 31, 1995.

Net loans decreased by $ 2,666,000, or 6.92%, to $ 35,856,000 at December 31, 1996, from $ 38,522,000 at December 31, 1995.

Investments and mortgage-backed securities decreased by $ 16,000, or .10%, to $ 16,310,000 at December 31, 1996, from $ 16,326,000 at December 31,
1995.

The Corporation's capital increased by $ 420,000, or 6.34%, to $ 7,048,000 at December 31, 1996, from $ 6,628,000 at December 31, 1995.

Net Income

Net income for the three month period ending December 31, 1996 decreased by $ 383,000, or 75.69%, to $ 123,000, or $ .38 per share, as compared to
$ 506,000 or $ 1.56 per share, for the three month period ending December 31, 1995. The net income for the three month period ending December 31, 1995 included a pre-tax gain on sale of the Southside Missoula office property of $ 616,000, however no gains on sale of property were recorded during the three month period ending December 31, 1996.

Total interest income for the three month period ending December 31, 1996 decreased by $ 69,000, or 5.76%, to $ 1,128,000, as compared to $ 1,197,000 for the three month period ending December 31, 1995.

Interest on investments and mortgage-backed securities increased by $ 53,000, or 25.36%, to $ 262,000 for the three month period ending December 31, 1996, as compared to $ 209,000 for the three month period ending December 31, 1995.

The increase in interest and mortgage-backed securities was offset, however, by a decrease in other interest and dividends of $ 49,000, or 46.26%, to $ 57,000 for the three month period ending December 31, 1996, as compared to $ 106,000 for the comparable period in 1995.

Interest expense on deposits decreased by $ 63,000, or 9.52%, to $ 599,000 for the three month period ending December 31, 1996, as compared to $ 662,000 for the three month period ending December 31, 1995. The decrease in interest expense was primarily due to a combination of a decrease in the level of deposits and lower interest rates paid on deposits during the quarter ended December 31, 1996, as compared to 1995.

Loan fees and service charges decreased by $ 3,000, or 14.3%, to $ 18,000 for the three month period ending December 31, 1996, from $ 21,000 for the three month period ending December 31, 1995.

Rental income increased by $ 1,000, or 5.3%, to $ 20,000 for the three month period ending December 31, 1996, as compared to $ 19,000 for the three month period ending December 31, 1995.

A $ 616,000 pre-tax non-recurring gain on sale of the Company's Southside Missoula office was recognized during the three month period ending December 31, 1995, however no non-recurring gains on sale of property were recognized during the three month period ending December 31, 1996.

Other income decreased by $ 11,000, to $ 2,000 for the three month period ending December 31, 1996, as compared to $ 13,000 for the three month period ending December 31, 1995. The decrease was primarily due to the reversal of an $ 8,000 accrual for potential contingent expenses which had been established as a result of the dissenters' rights issue connected with the corporate reorganization into the holding company form of ownership during the three month period ending December 31, 1995, however no similar accrual adjustments were made during the three month period ending December 31, 1996.

Salaries and benefits decreased by $ 7,000, or 4.17%, to $ 161,000 for the quarter ending December 31, 1996, as compared to $ 168,000 for the corresponding quarter in 1995.

Occupancy, advertising, outside services and other expense decreased by $ 2,000, or 1.2%, to $ 160,000 for the three month period ending December 31, 1996, as compared to $ 162,000 for the same period in 1995.

Premiums on FDIC/SAIF insurance of $ 36,000 were paid during the three month period ending December 31, 1996, unchanged from the same period last year.

Total other expenses decreased by $ 9,000, or 2.5%, to $ 357,000 for the quarter ending December 31, 1996, from $ 366,000 for the comparable period in 1995.

Income tax expense decreased by $ 242,000, or 75.39%, to $ 79,000 for the three month period ending December 31, 1996, as compared to $ 321,000 for the three month period ending December 31, 1995. The decrease was primarily due to the tax liability connected with the gain on sale of the Southside Missoula office property during the three month period ending December 31, 1995.

Net Interest Income

Net interest income decreased by $ 6,000, or 1.12%, to $ 529,000 for the three month period ending December 31, 1996, from $ 535,000 for the corresponding period in 1995.

Interest spread increased by .10%, to 2.94% at December 31, 1996, from 2.84% at December 31, 1995.

The cost of funds decreased by .12%, to 4.69% at December 31, 1996, as compared to 4.81% at December 31, 1995.

The decrease in the cost of funds was partially offset by a decrease in the yield on earning assets of .02%, to 7.63% at December 31, 1996, as compared to 7.65% at December 31, 1995.

Average net interest margin increased by 15 basis points, to 3.49% at December 31, 1996, from 3.34% at December 31, 1995.

Liquidity

The Association's liquidity ratio decreased to 18.76% at December 31, 1996, from 19.38% at December 31, 1995.

Provision for Loan Losses

The provision for loan loss reserves decreased by $ 1,000, or 9.1%, to $ 10,000 for the three month period ending December 31, 1996, as compared to $ 11,000 for the three month period ending December 31, 1995. The provision for loan losses reflects management's continuing evaluation of the possible loss exposure in the loan portfolio.

Allowance for Loan Losses

The allowance for loan loss reserves increased to $ 498,000 at December 31, 1996, from $ 456,000 at December 31, 1995.

Continuation of the increase in the allowance for potential loan losses has been implemented by management as a prudent risk-management strategy. Management does not believe, however, that any significant changes in portfolio risk have occurred during the three month period ended December 31, 1996, as compared to the corresponding period in 1995.


                    COMPARISON OF THE NINE MONTHS ENDED
        DECEMBER 31, 1996 TO THE NINE MONTHS ENDED DECEMBER 31, 1995


Net Income

Net income for the nine months ended December 31, 1996 decreased by $ 528,000, or 69.93%, to $ 227,000, or $ .70 per share, from $ 755,000, or
$ 2.34 per share, for the nine months ended December 31, 1995.

Net income for the nine month period ending December 31, 1995 included a pre-tax gain on sale of the Southside Missoula office property of $ 616,000, however no gains on sale of property were recorded during the nine month period ending December 31, 1996. In addition, a one-time special assessment of $ 344,000 was levied by the FDIC during the nine month period ending December 31, 1996 to recapitalize the SAIF insurance fund, however no one-time special assessments for FDIC insurance were assessed during the corresponding nine month period last year.

Total interest income decreased by $ 9,000, or .26%, to $ 3,486,000 for the nine month period ending December 31, 1996, from $ 3,495,000 for the corresponding period in 1995.

Interest and fees on loans receivable decreased by $ 126,000, or 4.74%, to $ 2,531,000 for the nine month period ending December 31, 1996, as compared to $ 2,657,000 for the nine month period ending December 31, 1995.

Interest on investments and mortgage-backed securities increased by $ 160,000, or 25.81%, to $ 780,000 for the nine month period ending December 31, 1996, as compared to $ 620,000 for the corresponding period in 1995.

Other interest and dividends decreased by $ 43,000, or 19.72%, to $ 175,000 for the nine month period ending December 31, 1996, from $ 218,000 for the same period in 1995, primarily as a result of a decrease in liquidity and a lower volume of interest bearing overnight funds and short term investments.

Total interest expense decreased by $ 63,000, or 3.3%, to $ 1,835,000 for the nine month period ending December 31, 1996, from $ 1,898,000 for the nine month period ending December 31, 1995. The decrease in interest expense was primarily the result of a lower volume of deposits during the nine month period ending December 31, 1996, as compared to the same period last year.

Loan fees and service charges decreased by $ 11,000, or 16.4%, to $ 56,000 for the nine month period ending December 31, 1996, from $ 67,000 for the corresponding period in 1995.

Rental income decreased by $ 13,000, or 14.8%, to $ 75,000 for the nine month period ending December 31, 1996, from $ 88,000 for the same period in 1995. The decrease in rental income was primarily the result of the sale of the Southside Missoula office property in 1995, and the loss of rental income from that facility.

Income from non-recurring gains on sale of investments of $ 46,000 was received during the nine month period ending December 31, 1996, however no income from non-recurring gains on sales of investments was received during the same period last year.

A $ 616,000 pre-tax non-recurring gain on sale of the Company's Southside Missoula office was recognized during the nine month period ending December 31, 1995, however no non-recurring gains on sale of property were recognized during the nine month period ending December 31, 1996.

Salaries and employee benefits decreased by $ 11,000, or 2.06%, to $ 524,000 for the nine month period ending December 31, 1996, from $ 535,000 for the corresponding period in 1995.

Occupancy expense decreased by $ 32,000, or 19.28%, to $ 134,000 for the nine month period ending December 31, 1996, from $ 166,000 for the nine month period ending December 31, 1995.

FDIC/SAIF insurance increased by $ 346,000, or 323.36%, to $ 453,000 for the nine month period ending December 31, 1996, from $ 107,000 for the same period in 1995. A one-time special assessment of $ 344,000 was levied by the FDIC to recapitalize the SAIF insurance fund during the nine month period ending December 31, 1996.

Expense for outside services and advertising increased by $ 4,000, or 3.5%, to $ 118,000 for the nine month period ending December 31, 1996, as compared to $ 114,000 for the nine month period ending December 31, 1995.

Other expense increased by $ 6,000, or 3.09%, to $ 200,000 for the nine month period ending December 31, 1996, as compared to $ 194,000 for the corresponding period in 1995.

Income tax expense decreased by $ 335,000, or 69.8%, to $ 145,000, for the nine month period ending December 31, 1996, as compared to $ 480,000 for the nine month period ending December 31, 1995. The decrease was primarily due to the tax liability connected with the gain on sale of the Southside Missoula office property last year.

Total other expense increased by $ 313,000, or 28.05%, to $ 1,429,000 for the nine month period ending December 31, 1996, as compared to $ 1,116,000 for the nine month period ending December 31, 1995. The increase was due to a one-time special assessment of $ 344,000 levied by the FDIC during the nine month period ending December 31, 1996.

Net Interest Income

Net interest income increased by $ 54,000, or 3.38%, to $ 1,651,000 for the nine month period ending December 31, 1996, from $ 1,597,000 for the comparable period in 1995.

Interest spread decreased by 3 basis points, to 2.96% for the nine month period ending December 31, 1996, as compared to 2.99% for the corresponding period in 1995.

Average net interest margin increased by 7 basis points, to 3.51% for the nine month period in 1996, as compared to 3.44% for the same period in 1995.

The cost of funds increased by 2 basis points, to 4.72% for the nine month period ending December 31, 1996, as compared to 4.70% for the nine month period ending December 31, 1995.

The yield on earning assets decreased by 1 basis point, to 7.68% for the nine month period ending December 31, 1996, from 7.69% for the nine month period ending December 31, 1995.

Provision for Loan Losses

Provision for loan losses decreased by $ 1,000, or 3.13%, to $ 31,000 for the nine month period ended December 31, 1996, as compared to $ 32,000 for the nine month period ended December 31, 1995.

The provision for loan losses reflects management's continuing evaluation of the possible loan loss exposure in the loan portfolio. Management does not believe that any significant changes in portfolio risk have occurred during the nine months ended December 31, 1996, as compared to the nine months ended December 31, 1995.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. In the opinion of management and the Company's legal counsel, no significant loss is expected from any of such pending claims or lawsuits. Aside from such pending claims and lawsuits which are incident to the conduct of the Company's ordinary business, the Company is not a party to any material pending legal proceedings.

Item 2 - Changes in Securities - Not applicable.

Item 3 - Defaults Upon Senior Securities - Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5 - Other Information - Not applicable.

Item 6 - Exhibits and Reports on Form 8-K - None.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Big Sky Bancorp, Inc.
                                     --------------------------------
                                         (Registrant)


DATE: February 10, 1997           BY:/s/MICHAEL E. MCKEE
                                     --------------------------------
                                     Michael E. McKee
                                     President
                                     (Duly Authorized Officer)


                                  BY:/s/ERNEST M. KWIATKOWSKI
                                     --------------------------------
                                     Ernest M. Kwiatkowski
                                     Vice President - Treasurer
                                     (Principal Financial Officer)