Form 10KSB40
period 1997-03-31
BIG SKY BANCORP INC
filed 1997-06-27
CIK 923285

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-KSB

                         Commission File Number:  0-25284

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 1997

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                             BIG SKY BANCORP, INC.
------------------------------------------------------------------------------
                  (name of small business issuer in its charter)

              Delaware                                          81-0494188
---------------------------------------------                 ----------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                              I.D. Number)

711 South First Street, Hamilton, Montana                          59840
---------------------------------------------                  ---------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (406) 363-4400
                                                               ---------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                               ---------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                               (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES   X      NO      .
                   -----       -----
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The registrant's revenues for the fiscal year ended March 31, 1997 were approximately $4.8 million.

      At the present time, there is no established market in which shares of the registrant's Common Stock are regularly traded, nor are there any uniformly quoted prices for such shares. The last trade of shares of the Common Stock known by management and between parties unaffiliated with the registrant was on June 12, 1997 at $19.75 per share.

      As of June 23, 1997, there were issued and outstanding 308,721 shares of the registrant's Common Stock. The aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant on June 23, 1997 was $6,097,240 (308,721 shares at $19.75 per share). For purposes of this calculation, officers and directors of the registrant are considered nonaffiliates of the registrant.

                        DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of Annual Report to Stockholders for the Fiscal Year Ended March 31, 1997 (the "Annual Report") (Parts I and II).

      2. Portions of registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") (Part III).

                                      Part I

Item 1.  Business
-----------------
General
-------
      Big Sky Bancorp, Inc. ("Big Sky" or the "Company") was incorporated in the State of Delaware in 1994 for the purpose of becoming a savings and loan holding company for First Federal Savings and Loan Association of Montana ("First Federal" or the "Association"). The reorganization was completed on December 1, 1994, on which date the Association became the wholly-owned subsidiary of the Company, and the stockholders of the Association became stockholders of the Company. Prior to completion of the reorganization, the Company had no material assets or liabilities and engaged in no business activities. Subsequent to the acquisition of First Federal, the Company has engaged in no significant activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

      First Federal was organized in 1911 under the name Missoula Building and Loan Association. On May 21, 1992, the Association completed its conversion from a federal mutual savings and loan association to a federal capital stock savings and loan association. The Association is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF").

      The Company is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to originate or invest in residential and other mortgage loans and, to a lesser extent, commercial real estate and consumer loans, for its portfolio as well as for investments, and other assets. Because the Company is primarily dependent on net interest margin (interest income from loans and investments minus interest expense on deposit accounts and borrowings) for earnings, the focus of the Company's planning has been to devise and employ strategies that provide a stable, positive spread between the yield on interest-earning assets and the cost of interest-bearing liabilities in order to maximize the dollar amount of net interest income.

Market Area
-----------
      The Company conducts operations from two offices in the city of Missoula, the largest city in Western Montana, and from one office in Hamilton, in Ravalli County. The Company's market area encompasses metropolitan Missoula and the surrounding suburbs in Missoula County, as well as Hamilton and the greater Ravalli County area, which areas combined have a population of approximately 116,000. The largest employers in the Company's market area are the University of Montana, St. Patrick Hospital, Community Medical Center, the United States Forest Service, Washington Corporations (a corporate conglomerate), Rocky Mountain Laboratories (a government-owned research and development center), Stone Container Corporation and Ribi Immunochem (a biotechnology company).

Lending Activities
------------------
      General. The principal lending activity of the Company is the origination of single-family residential mortgage and construction loans and, to a lesser extent, multi-family residential and commercial real estate loans. The Company also makes consumer and student loans.
                                       1

PAGE

      Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                                March 31,
                           ---------------------------------------------------
                                1995              1996              1997
                           ---------------   ---------------   ---------------
                           Amount  Percent   Amount  Percent   Amount  Percent
                           ------  -------   ------  -------   ------  -------
                                          (Dollars in thousands)
Mortgage Loans:
 Residential(1):
  Conventional . . . . .  $35,597  89.73%   $34,183   91.40%  $32,327   91.54%
  Federal Housing Ad-
   ministration ("FHA")
   and Veterans'
   Administration
   ("VA"). . . . . . . .      734   1.85        638    1.71       540    1.53
 Construction. . . . . .      148   0.37         --      --       188    0.53
 Commercial. . . . . . .    2,950   7.44      2,028    5.42     2,005    5.68
   Total mortgage         ------- ------    -------  ------   -------  ------
    loans. . . . . . . .   39,429  99.39     36,849   98.53    35,060   99.28
                          ------- ------    -------  ------   -------  ------
  Consumer and
   other loans . . . . .    1,073   2.70      1,358    3.63     1,145    3.24
                          ------- ------    -------  ------   -------  ------
  Total loans. . . . . .   40,502 102.09     38,207  102.16    36,205  102.52
                          ------- ------    -------  ------   -------  ------
Less:
 Undisbursed loans in
  process. . . . . . . .       54  (0.13)        --      --        79   (0.22)
 Unearned discounts. . .        9  (0.02)         8   (0.02)        8   (0.02)
 Deferred loan
  fees, net. . . . . . .      344  (0.87)       331   (0.89)      295   (0.84)
 Allowance for loan
  losses . . . . . . . .      425  (1.07)       468   (1.25)      508   (1.44)
 Loans receivable,        ------- ------    -------  ------   -------  ------
  net. . . . . . . . . .  $39,670 100.00%   $37,400  100.00%  $35,315  100.00%
                          ======= ======    =======  ======   =======  ======
-------------------
(1)  Includes construction loans converted to permanent loans.

      Residential Loans. The Company's lending activities have concentrated on the origination of residential mortgages, primarily for retention in the Company's loan portfolio. At March 31, 1997, residential mortgages constituted 92% of total loans. Virtually all residential mortgages are collateralized by properties within the Company's market area.

      The Company presently offers both fixed-rate mortgage and adjustable-rate mortgages ("ARMs") with loan terms of 15 to 30 years. ARMs originated have interest rates that generally adjust at regular intervals of one year based upon changes in the prevailing interest rates on United States Treasury Bills. The majority of these loans provide that the amount of any increase or decrease in the interest rate is limited to two percentage points (upward or downward) per adjustment period and generally contain minimum and maximum interest rates. Borrower demand for ARMs versus fixed rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed rate mortgage loans and interest rates for ARMs. The relative amount of fixed rate mortgage loans and ARMs that can be originated at any time is largely determined by the demand for each in a competitive environment.

                                       2
PAGE

      The Company also has originated loans pursuant to the Montana Board of Housing Program under which it receives a fee for the origination of residential loans to low-income and moderate-income families. At March 31, 1997, the Company had $1.19 million of such loans outstanding.

      Commercial Real Estate Loans. At March 31, 1997, the Company had commercial real estate loans outstanding of $2.0 million. Loans collateralized by commercial properties have been the most prominent type of lending diversification exhibited by the Company, amounting to approximately 5.7% of total loans outstanding at March 31, 1997. Included in the portfolio are loans collateralized by convenience stores, retail businesses, commercial offices and mobile home parks. The Company's largest commercial real estate loan, which had an outstanding balance of $320,000 at March 31, 1997, is collateralized by an office building in downtown Missoula. The Company has also invests in loans secured by multi-family residential properties with five units or more. The largest multi-family real estate loan, which had an outstanding balance of $552,000 at March 31, 1997, is collateralized by a 35 unit apartment complex.

      Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such, may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, the Company generally limits itself to a real estate market or to borrowers with which it has substantial experience. The Company concentrates on originating commercial real estate loans secured by properties located within its primary market area.

      Construction Loans. The Company occasionally makes loans to finance the construction of single family residences. These loans primarily are loans that will convert to permanent financing after the construction is completed. At March 31, 1997 the Company had two construction loans outstanding.

      Consumer Loans. The Company views consumer lending as an additional component of its business operations because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Company believes that offering consumer loans helps to expand and create stronger ties to its customer base.

      The Company offers a variety of secured consumer loans, including direct automobile loans, home equity loans, home improvement loans, student loans and loans secured by savings deposits. In addition, the Company offers unsecured consumer loans. Consumer loans totaled $1.1 million, including $595,000 of loans secured by subordinate liens on real property, at March 31, 1997.

      The Company employs very strict underwriting standards for consumer loans. These procedures include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Company underwrites and originates its consumer loans internally, which management believes limits exposure to credit risks relating to loans underwritten or purchased from brokers or other outside sources.

      The Company had no consumer loans delinquent at March 31, 1997.
However, consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate
                                       3

PAGE
source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Company as the holder of the loan.

Loan Maturity and Repricing

      The following table sets forth certain information at March 31, 1997 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                After One  After 5
                       Within     Year      Years      Beyond
                        One      Through   Through       10
                        Year     5 Years   10 Years    Years     Total
                        ----     -------   --------    -----     -----
                                      (In thousands)

Mortgage loans:
  Residential. . . .   $7,442     $1,597    $2,847    $20,981   $32,867
  Construction . . .      188         --        --         --       188
  Commercial . . . .      610        336       856        203     2,005
Consumer and other
  loans. . . . . . .      339        469       229        108     1,145
                       ------     ------    ------    -------   -------
   Total loans . . .   $8,579     $2,402    $3,932    $21,292   $36,205
                       ======     ======    ======    =======   =======

      The following table sets forth the dollar amount of all fixed-rate and adjustable-rate loans in the Company's portfolio due after March 31, 1998.

                                Fixed Rate      Adjustable Rate     Total
                                ----------      ---------------     -----
                                                 (In thousands)

Mortgage loans:
  Residential. . . . . . . . .    $24,868           $557            $25,425
  Construction . . . . . . . .         --             --                 --
  Commercial . . . . . . . . .      1,395             --              1,395
Consumer and other
  loans. . . . . . . . . . . .        806             --                806
                                  -------           ----            -------
   Total loans . . . . . . . .    $27,069           $557            $27,626
                                  =======           ====            =======

      Mortgage Loan Solicitation and Processing. A majority of the loans originated by the Company are made to existing customers of the Company. Loan originations are also derived from a number of additional sources, such as realtors, builders and referrals. Upon receipt of a loan application, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. A loan applicant's income is verified through the applicant's employer or from the applicant's tax returns. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken, generally by an independent appraiser approved by the Company. The mortgage loan documents used by the Company generally conform to standards imposed by the Federal Home Loan Mortgage Corporation ("Freddie Mac").
                                       4

PAGE

      The Senior Loan Committee of the Company, which consists of Michael E. McKee, Collette E. Maxwell and Thomas H. Boone, is authorized to approve loans up to $200,000. Loans from $200,000 to $500,000 must be approved by the Executive Committee of the Board of Directors. Loans in excess of $500,000 require approval by a majority of the Board of Directors.

      The Company's policy is to require borrowers to obtain certain types of insurance to protect the Company's interest in the collateral securing the loan. The Company requires a title insurance policy insuring that the Company has a valid first lien on the mortgaged real estate. In addition, the Company requires an opinion by an attorney regarding the validity of title. Fire and casualty insurance is also required on collateral for loans. The Company requires escrows for insurance unless waived by the Senior Loan Committee.

      The Company's lending practices generally limit the maximum loan to value ratio on conventional residential mortgage loans to 80% of the appraised value of the property as determined by an appraisal or the purchase price, whichever is less, and 75% for commercial real estate loans. The Senior Loan Committee may permit a loan-to-value ratio on a residential mortgage loan to exceed 80%, although the Company requires a borrower to obtain private mortgage insurance if the ratio exceeds 90%.

      Loan Sales. Most of the sales of loans by the Company in the recent past have included loans originated under the Montana Board of Housing program, FHA/VA loans and conventional loans sold to Freddie Mac. The Company evaluates on an ongoing basis the interest rate sensitivity of its loan portfolio and determines on a loan by loan basis whether the loan will be sold in the secondary market or retained in its portfolio.

      The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                  Year Ended March 31,
                                             --------------------------------
                                              1995         1996        1997
                                              ----         ----        ----
                                                     (In thousands)

Total gross loans at
  beginning of period. . . . . . . . . . .   $41,961      $40,502     $38,207

Loans originated:
 Single-family residential . . . . . . . .     2,779        3,947       4,612
 Multi-family residential and
  commercial real estate . . . . . . . . .       619          460          --
 Construction. . . . . . . . . . . . . . .       538           62         534
 Consumer and other. . . . . . . . . . . .       434          282         438
                                             -------      -------     -------
   Total loans originated. . . . . . . . .     4,370        4,751       5,584

Loans purchased. . . . . . . . . . . . . .        --           --          --
Loans sold . . . . . . . . . . . . . . . .        --           --          --

Mortgage loan principal repayments . . . .     5,534        6,429       7,547

Net loan activity. . . . . . . . . . . . .      (295)        (617)        (39)
                                             -------      -------     -------
Total gross loans at end of period . . . .   $40,502      $38,207     $36,205
                                             =======      =======     =======

      Loan Commitments. The Company issues commitments for fixed and adjustable rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval, depending on the type
                                       5

PAGE
of transaction. At March 31, 1997, the Company had outstanding net loan commitments to originate fixed rate mortgage loans and adjustable rate mortgage loans of approximately $80,000 and $0, respectively. See Note 5 of Notes to Financial Statements.

      Loan Origination and Other Fees. The Company, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The Company usually charges origination fees of 1.0% to 3.0% on one to four-family residential real estate loans, long-term commercial real estate loans and residential construction loans. Current accounting standards require points and fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment or sale. The Company had $295,000 of net deferred mortgage loan fees at March 31, 1997.

      Delinquencies. The Company's collection procedures provide for a series of contacts with delinquent borrowers. When payment becomes 60 days past due, the Loan Collection Committee of the Board of Directors generally meets and decides on the appropriate course of action for the Company. If a loan continues in a delinquent status for 90 days or more, the Company generally initiates foreclosure proceedings. In certain instances, however, the Loan Collection Committee may decide to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

      Nonperforming Assets. Loans are reviewed on a regular basis and a reserve for uncollectible interest is established on loans where collection is questionable, generally when such loans become 90 days delinquent. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

      The following table sets forth information with respect to the Company's nonperforming assets for the periods indicated. During the periods shown, the Company had no restructured loans in which the terms of restructure require disclosure under Statement of Financial Accounting Standards No. 15.

                                          March 31,
                                    --------------------
                                    1995    1996    1997
                                    ----    ----    ----
                                   (Dollars in thousands)
Loans accounted for on
  a nonaccrual basis:
 Real estate -
  Residential. . . . . . . . . .    $127     $35      --
 Consumer. . . . . . . . . . . .      --      --      --
                                    ----     ---      --
     Total . . . . . . . . . . .     127      35       0

Accruing loans which are
  contractually past due
  90 days or more:
 Real estate -
  Residential. . . . . . . . . .      --      --      38
 Consumer. . . . . . . . . . . .      --      --      --
                                    ----     ---      --
     Total . . . . . . . . . . .      --      --      38

PAGE

                                          March 31,
                                    --------------------
                                    1995    1996    1997
                                    ----    ----    ----
                                   (Dollars in thousands)

Total of nonaccrual and 90
  days past due loans. . . . . .     127      35      38

Real estate owned. . . . . . . .     196      --      --
     Total nonperforming            ----     ---      --
      assets . . . . . . . . . .    $323     $35      38
                                    ====     ===      ==
Total nonaccrual loans
  delinquent 90 days or
  more to net loans. . . . . . .     .32%    .09%     --

Total loans delinquent 90
  days or more to total
  assets . . . . . . . . . . . .     .21%    .06%    .06%

Total nonperforming assets
  to total assets. . . . . . . .     .54%    .06%    .06%

     Interest income that would have been recorded for the year ended March 31, 1997 had nonaccruing loans been current in accordance with their original terms amounted to $0. The amount of interest income on such loans included in net income for the year ended March 31, 1997 amounted to $0.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are classified as special mention and monitored by the Company.

     At March 31, 1997, the Company had no loans classified as loss, doubtful or substandard and had two residential mortgage loans totalling $57,000 classified as special mention.

     Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the unpaid
                                       7

PAGE
principal balance of the related loan plus foreclosure costs. Upon receipt of a new appraisal and market analysis, the carrying value is written down to the lower of anticipated sales price less selling and holding costs or cost. At March 31, 1997, the Company did not hold any real estate owned as a result of foreclosure.

     Allowance for Loan Losses. The Company's management evaluates the need to establish reserves against losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a probable and estimable decline in value has occurred or when the fair value of the asset minus estimated cost to sell the asset is less than the cost. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. At March 31, 1997 the Company had an allowance for loan losses of $508,000 which represented 1.4% of total loans. The increase in the provision for potential loan losses was implemented by management as a prudent risk-management strategy, as the Company has historically maintained loan loss reserves at lower levels than many peer group institutions. Based on past experience and future expectations, management believes that loan loss reserves are adequate. The Company believes that its loan loss reserve as a percentage of total loans at March 31, 1997 is comparable with similar institutions in its market area.

     While the Company believes it has established its existing allowance for loan losses in accordance with GAAP there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase its allowance for loan losses, therefore negatively affecting the Company's financial condition and earnings.

Loan Loss Allowance Analysis

       The following table sets forth an analysis of the Company's gross allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                                      Year Ended March 31,
                                                    -----------------------
                                                     1995     1996     1997
                                                     ----     ----     ----
                                                     (Dollars in thousands)

Allowance at beginning of period . . . . . . . . .  $382     $424      $468
Provision for loan losses. . . . . . . . . . . . .    42       44        41
                                                    ----     ----      ----
  Total. . . . . . . . . . . . . . . . . . . . . .   424      468       509
                                                    ----     ----      ----
Recoveries:
 Residential real estate . . . . . . . . . . . . .    --       --        --
 Consumer. . . . . . . . . . . . . . . . . . . . .    --       --        (2)
                                                    ----     ----      ----
  Total recoveries . . . . . . . . . . . . . . . .    --       --        (2)
                                                    ----     ----      ----
Charge-offs:
 Residential real estate . . . . . . . . . . . . .    --       --        --
 Consumer. . . . . . . . . . . . . . . . . . . . .    --       --         1
                                                    ----     ----      ----
  Total charge-offs. . . . . . . . . . . . . . .      --       --         1
                                                    ----     ----      ----
  Net charge-offs (recoveries) . . . . . . . . . .    --       --        (1)
                                                    ----     ----      ----
  Balance at end of period . . . . . . . . . . . .  $424     $468      $508
                                                    ====     ====      ====
                                       8

PAGE

Ratio of allowance to total loans
 outstanding at the end of the period. . . . . . .  1.05%    1.25%     1.44%

Ratio of net charge-offs (recoveries)
 to average loans outstanding
 during the period . . . . . . . . . . . . . . . .    --       --        --

Loan Loss Allowance by Category

          The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated.

                                              March 31,
                        -----------------------------------------------------
                             1995                1996             1997
                        ---------------   -----------------  ----------------
                               % of               % of               % of
                               Loans in           Loans in           Loans in
                               Category           Category           Category
                               to Out-            to Out-            to Out-
                               standing           standing           standing
                               Total              Total              Total
                        Amount Loans      Amount  Loans      Amount  Loans
                        ------ -----      ------  -----      ------  -----
                                        (Dollars in thousands)
Mortgage loans:
 Residential . . . . .  $370   89.70%       $406   91.14%     $442   91.30%
Consumer . . . . . . .    55     .97          62    3.55        66    3.16
                        ----                ----              ----
  Total allowance
   for loan losses . .  $425      --        $468      --      $508      --
                        ====                ====              ====
Investment Activities

      Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies and of state and municipal governments, deposits at the applicable FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "REGULATION OF FIRST FEDERAL -- Federal Home Loan Bank System." The Company may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

      Investment decisions are made by the Asset/Liability Management Committee. Mr. Kwiatkowski, the Company's investment manager, is responsible for executing investment strategy as established by the Committee. The Company's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to maximize returns. It is the intention of management to hold securities with short maturities in the Company's investment portfolio in order to enable the Company to match more closely the interest-rate sensitivities of its assets and liabilities.

      Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments
                                       9

PAGE
be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

      The following table sets forth the Company's investment securities portfolio at carrying value at the dates indicated.

                                              March 31,
                      --------------------------------------------------------
                             1995               1996              1997
                      -----------------  ------------------ ------------------
                              Percent            Percent            Percent
                     Carrying   of       Carrying   of     Carrying     of
                     Value    Portfolio  Value   Portfolio Value    Portfolio
                     -----    ---------  -----   --------- -----    ---------
                                          (Dollars in thousands)
Available for sale:
Marketable equity
 securities. . . . . $   296    2.01%   $   396    2.33%     $359     1.66%
Mortgage-backed
 securities. . . . .   2,376   16.10      2,164   12.76     1,856     8.58
Collateralized
 mortgage obliga-
 tions ("CMOS"). . .     459    3.11        485    2.86     5,564    25.73
   Total             -------  ------    -------  ------   -------   ------
    available
    for sale . . . .   3,131   21.22      3,045   17.95     7,779    35.97
                     -------  ------    -------  ------   -------   ------
Held to maturity:
U.S. Government
 and agency
 obligations . . . .  10,449   70.78     12,948   76.33    12,698    58.71
Certificates of
 deposit . . . . . .     200    1.35        100    0.59       290     1.34
Municipal
 obligations . . . .     185    1.25        185    1.09       285     1.32
Mortgage-backed
 securities. . . . .     797    5.40        685    4.04       575     2.66
   Total held to     -------  ------    -------  ------   -------   ------
    maturity . . . .  11,631   78.78     13,918   82.05    13,848    64.03
                     -------  ------    -------  ------   -------   ------
   Total . . . . . . $14,762  100.00%  $16,963  100.00%  $21,627   100.00%
                     =======  ======   =======  ======   =======   ======
                                       10

PAGE

      The following table sets forth the maturities and weighted average yields of the debt securities in the Company's investment securities portfolio at March 31, 1997.
                                    Over            Over
                      Less Than     One to          Five to        Over Ten
                      One Year      Five Years      Ten Years        Years
                     ------------   ------------    ------------  ------------
                     Amount Yield   Amount Yield    Amount Yield  Amount Yield
                     ------ -----   ------ -----    ------ -----  ------ -----
                                          (Dollars in thousands)
Available for sale:
Marketable equity
 securities. . . . . $ --     --%  $  --    --%     $ --     --%  $ 359  7.57%
Mortgage-backed
 securities. . . . .   --     --     385  8.69       199   9.25   1,272  7.17
Collateralized
 mortgage obliga-
 tions ("CMOS"). . .   --     --     484  5.75        --     --   5,080  6.60

Held to maturity:
U.S. Government
 and agency
 obligations . . . . 1,000  4.32   5,949 6.25      5,500   5.87     249  7.25
Certificates of
 deposit . . . . . .   100  5.20     190 9.00         --     --      --    --
Municipal
 obligations . . . .    --    --     185 6.37        100   7.68      --    --
Mortgage-backed
 securities. . . . .    --    --      --   --         --     --     575  7.76
                    ------  ----  ------ ----     ------   ----  ------  ----
   Total . . . . . .$1,100  4.40% $7,193 6.42%    $5,799   6.02% $7,535  6.85%
                    ======  ====  ====== ====     ======   ====  ======  ====

Deposit Activities and Other Sources of Funds

      General. Deposits and loan repayments are the major source of the Company's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

      Deposit Accounts. Deposits are attracted from within the Company's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers the rates offered by its competitors, profitability to the Company, matching deposit and loan products and its customer preferences and concerns. The Company generally reviews its deposit mix and pricing weekly.
                                       11

PAGE

      Deposit Balances. The following table sets forth information concerning the Company's time deposits and other interest-bearing deposits at March 31, 1997.

                                                                    Percentage
Interest                                           Minimum           of Total
Rate     Term              Category                Amount   Balance  Deposits
----     ----              --------                ------   -------  --------
                (Dollars in thousands, except for minimum amounts)

2.10%    None              NOW Accounts            $   25     4,491    8.97
2.99     None              Regular Savings             10     9,540   19.05
2.07     None              Money Market Accounts    2,500       880    1.76

                           Certificates of Deposit

4.35     90 days           Fixed term, fixed rate   2,500       295    0.59
4.75     4-6 months        Fixed term, fixed rate   2,500     3,767    7.52
5.39     7-12 months       Fixed term, fixed rate     100    15,732   31.42
5.77     13-24 months      Fixed term, fixed rate     100     3,210    6.41
5.75     25-48 months      Fixed term, fixed rate     100     1,934    3.86
6.00     49-120 months     Fixed term, fixed rate     100    10,223   20.42
                                                            -------  ------
                                                            $50,072  100.00%
                                                            =======  ======

      Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable. At March 31, 1997, the Company did not have any jumbo certificates of deposit.

      Deposit Flow. The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Company at the dates indicated.
                                        March 31,
               ---------------------------------------------------------------
                     1995              1996                   1997
               -------------- ----------------------- ------------------------
                      Percent        Percent                 Percent
                       of             of    Increase          of    Increase
               Amount  Total  Amount  Total (Decrease) Amount Total (Decrease)
               ------  -----  ------  ----- ---------- ------ ----- ----------
                                 (Dollars in thousands)

NOW checking . $   862   1.65% $   674   1.28% $ (188) $1,020   2.04%     346
Super NOW
 checking        3,442   6.58    3,401   6.43     (41)  3,471   6.93       70
Regular savings
 accounts. . .  11,459  21.90    9,990  18.90  (1,469)  9,540  19.05     (450)
Money market
 deposit . . .   1,321   2.52    1,041   1.97    (280)    880   1.76     (161)
Fixed-rate
 certificates
 which mature
 in:
   1-12 months  19,307  36.90   21,389  40.48   2,082  19,794  39.53   (1,595)
  13-24 months   3,660   6.99    3,349   6.34    (311)  3,210   6.41     (139)
  25-36 months   2,878   5.50    2,807   5.31     (71)  1,934   3.86     (873)
  Certificates
   maturing
   there-
   after . . .   9,395  17.96   10,192  19.29     797  10,223  20.42       31
               ------- ------  ------- ------  ------ ------- ------  -------
    Total. . . $52,324 100.00% $52,843 100.00% $  519 $50,072 100.00% $(2,771)
               ======= ======  ======= ======  ====== ======= ======  =======
NOTE: Individual retirement accounts ("IRA") are included in certificate balances: Amounts are $3.53 million, $3.62 million and $3.63 million for March 31, 1995, 1996 and 1997, respectively.
                                       12

PAGE

      Time Deposits by Rates. The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.
                                       At March 31,
                              ------------------------------
                                1995        1996       1997
                                ----        ----       ----
                                       (In thousands)

     2.76 - 3.75%. . . . . .  $ 6,441     $    --     $    --
     3.76 - 4.00%. . . . . .      462         668          --
     4.01 - 5.00%. . . . . .    9,283       6,589       4,785
     5.01 - 6.00%. . . . . .    6,847      17,121      24,025
     6.01 - 7.00%. . . . . .   11,342      13,271       6,351
     7.01 - 8.00%. . . . . .      865          88          --

          The following table sets forth the amount and maturities of time deposits at March 31, 1997.
                                               Amount Due
                           -------------------------------------------------
                           Less Than    1-2       2-3       3-4       After
                           One Year    Years     Years     Years     4 Years
                           --------    -----     -----     -----     -------
                                             (In Thousands)

4.01 - 5.00% . . . . . .    $ 4,784   $    --   $    --   $    --       $ --
5.01 - 6.00% . . . . . .     17,465     4,690     1,281       165        425
6.01 - 7.00% . . . . . .      3,310     1,036       730     1,244         31

      The following table sets forth the savings activities of the Company for the periods indicated.
                                                   Year Ended March 31,
                                              -------------------------------
                                               1995        1996        1997
                                               ----        ----        ----
                                                      (In thousands)

Beginning balance. . . . . . . . . . . . .    $56,507     $52,324     $52,843
Net increase (decrease)
  before interest
  credited . . . . . . . . . . . . . . . .     (6,373)     (2,002)    (5,198)
Interest credited. . . . . . . . . . . . .      2,190       2,521       2,427

Net increase (decrease)
  in savings deposits. . . . . . . . . . .     (4,183)        519     (2,771)
                                              -------     -------     -------
Ending balance . . . . . . . . . . . . . .    $52,324     $52,843     $50,072
                                              =======     =======     =======

      Borrowings. Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company has at times relied upon advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Company's first mortgage loans.

      The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of,
                                       13

PAGE
or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB generally limits advances to 20% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The FHLB determines specific lines of credit for each member institution.

Competition

      Missoula and Ravalli counties have a relatively large number of financial institutions and thus the Company faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions, credit unions and commercial banks located in its market area. Particularly in times of high interest rates, the Company has faced additional significant competition for investors' funds from brokers' offering short-term money market securities and other corporate and government securities. In the current low interest rate environment, the Company has faced significant competition from brokers offering mutual funds, stocks and insurance products to investors seeking to obtain higher yields than are available in insured deposit investments. The Company's competition for loans comes principally from other thrift institutions, credit unions, commercial banks, mortgage banking companies and mortgage brokers.

                             REGULATION OF THE COMPANY

      The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"). As such, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. Big Sky is required to file certain reports with, and otherwise comply with the regulations of, the OTS and the SEC. As a subsidiary of a savings and loan holding company, First Federal is subject to certain restrictions in its dealings with Big Sky and with other companies affiliated with Big Sky and is subject to regulatory requirements and provisions as a federal savings institution.

Holding Company Acquisitions

      The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Holding Company Activities

      As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured
                                       14

PAGE
association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

Qualified Thrift Lender Test

      The HOLA requires any savings and loan holding company that controls a savings association that fails the qualified thrift lender ("QTL") test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.


                          REGULATION OF FIRST FEDERAL

General

     The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations. The Company, as a savings and loan holding company, will also be required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among
                                       15

PAGE
other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Association, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Seattle. The Association is in compliance with this requirement with an investment in FHLB-Seattle stock of $1.86 million at March 31, 1997. Among other benefits, the FHLB-Seattle provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Seattle.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. As insurer of the Association's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Association's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Association pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The Association's assessments expensed for the year ended March 31, 1997 equaled $459,000.

     The FDIC's current assessment schedule for SAIF deposit insurance provides that the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to add to their assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of 1.3 basis points.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a
                                       16

PAGE
period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Association.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity.
(The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At March 31, 1997, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines that set forth standards ("Guidelines") for all insured depository institutions relating to:
(i) internal controls, information systems and internal
                                       17

PAGE
audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) earnings; (vii) asset quality; and (viii) compensation, fees and benefits. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a QTL test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations:
(i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office;
(iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 1997, the qualified thrift investments of the Association were approximately 84% of its portfolio assets.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity
                                       18

PAGE
accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Association's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the
                                       19

PAGE
association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     At March 31, 1997, the Association's tangible capital totaled $6.7 million, or 10.6%, of adjusted total assets, which exceeded the minimum 1.50% requirement by approximately $5.8 million. The Association's core capital at March 31, 1997 totaled $6.7 million, or 10.6%, which was approximately $4.8 million above the minimum requirement of 3.0%. Finally, at March 31, 1997, First Federal's risk-based capital at that date totaled $7.1 million, which is $4.9 million above the 8.0% requirement.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Association to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). Tier 1 savings association may make (without application but upon prior notice to, and
                                       20

PAGE
no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     The Association currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.

     Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Association to an affiliate must be secured by collateral in accordance with
Section 23A.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Association has not been significantly affected by the rules regarding transactions with affiliates.
                                       21

PAGE

     The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations generally require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Generally, Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.


                            FEDERAL AND STATE TAXATION

Federal Taxation

      General. The Company and the Association will report their income on a fiscal year basis using the percentage of taxable income method and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company.

      Bad Debt Reserve. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Association's loss experience, the Association generally recognized a bad debt deduction equal to 8% of taxable income.

      In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Association has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average
calculation.    As a result of the application of these rules, the Company will begin the bad debt reserve capture in 1997.  The determination of whether the
                                       22

PAGE

Company will be eligible to defer the bad debt reserve recapture for the subsequent tax year will be made in 1998. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

      Distributions. To the extent that the Association makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a letter amount if the Association's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Association makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION OF FIRST FEDERAL" for limits on the payment of dividends by the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

      Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

      Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

      Audits. First Federal has not been examined by any federal, state or local taxing authority within the last ten years. The Association files its federal and state income tax returns on a fiscal year basis.
                                       23

PAGE

State Taxation

      First Federal is subject to the Montana Corporation License Tax, which is imposed under Montana law at the rate of 6.75% of Montana taxable income.

Item 2.  Properties
-------------------
      The Company's main office, which is owned, is located in Hamilton Montana. The Company has two branch offices in Missoula, Montana, one of which is leased, and the other of which is owned. The lease on the Missoula branch expires in 1998, although the Association has options to extend the term for four five-year periods. The Company's net investment in its office, properties and equipment totalled $1.3 million at March 31, 1997.

Item 3.  Legal Proceedings
--------------------------
      Periodically, there have been various claims and lawsuits involving the Association, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. In the opinion of management and the Association's legal counsel, no significant loss is expected from any of such pending claims or lawsuits. Aside from such pending claims and lawsuits which are incident to the conduct of the Association's ordinary business, the Association is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.




                                      PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------
      The information contained under the section captioned "Market Price of the Company's Common Stock and Related Security Holder Matters" in the Annual Report is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------
      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------
      The financial statements contained in the Annual Report which are listed under Item 14 herein, are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
Accounting and Financial Disclosure
-----------------------------------
      Not applicable.
                                       24

PAGE

                                     PART III

Item 9.  Directors, Executive Officers, Promoters and Control
-------------------------------------------------------------
Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------
      The information contained under the section captioned "Proposal I - Election of Directors" contained in the Proxy Statement, is incorporated herein by reference.

      The following table sets forth information with respect to the executive officers of the Association.

      Name               Age(a)       Position
      ----               ------       --------
Michael E. McKee           52         President and Chief Executive Officer

Collette E. Maxwell        48         Executive Vice President

Ernest M. Kwiatkowski      46         Vice President, Treasurer and Secretary

------------------
(a)   As of March 31, 1997.

      Mr. McKee, Ms. Maxwell and Mr. Kwiatkowski each have held their respective positions for at least five years.

Item 10.  Executive Compensation
--------------------------------
      The information contained under the sections captioned "Director's Compensation" and "Executive Compensation" under "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
Management
----------
      (a)    Security Ownership of Certain Beneficial Owners

             Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

      (b)    Security Ownership of Management

             The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.


      (c)    Changes in Control

             The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
      The information set forth under the section captioned "Proposal I - Election of Directors - Certain Transactions with the Association" of the Proxy Statement is incorporated herein by reference.
                                       25

PAGE

                                      PART IV

Item 13.  Exhibits List, and Reports on Form 8-K
------------------------------------------------
      (a)    Exhibits

             3.1 Certificate of Incorporation of Big Sky Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 File No. 33-79018)

             3.2 Bylaws of Big Sky Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 File No. 33-79018)

             10.1 First Federal Savings and Loan Association of Montana 1992 Stock Option Plan (incorporated by reference from the Registration Statement on Form 10 filed by the Association with the OTS on May 15, 1992)

             10.2 Employment Agreement between Michael E. McKee and First Federal Savings and Loan Association of Montana (incorporated by reference from the Registration Statement on Form 10 filed by the Association with the OTS on May 15, 1992)

             10.3 Employment Agreement between Collette E. Maxwell and First Federal Savings and Loan Association of Montana (incorporated by reference from the Registration Statement on Form 10 filed by the Association with the OTS on May 15, 1992)

             10.4 Employment Agreement between Ernest M. Kwiatkowski and First Federal Savings and Loan Association of Montana (incorporated by reference from the Registration Statement on Form 10 filed by the Association with the OTS on May 15, 1992)

             13       Big Sky Bancorp, Inc. 1997 Annual Report to Stockholders

             21       Subsidiaries of the Registrant

             23       Consent of Deloitte & Touche LLP

             27       Financial Data Schedule

       (b)   Reports on Form 8-K

             No Forms 8-K were filed during the quarter ended March 31, 1997.

                                    SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BIG SKY BANCORP, INC.

Date: June 27, 1997                   By: /s/ Michael E. McKee
                                          ---------------------------
                                          Michael E. McKee
                                          President and Chief
                                          Executive Officer
                                          (Duly Authorized
                                          Representative)


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Michael E. McKee                   By:  /s/ Collette E. Maxwell
     ------------------------------              ----------------------------
     Michael E. McKee                            Collette E. Maxwell
     President and Chief                         Executive Vice President
     Executive Officer                           and Director
     (Principal Executive                        (Principal Accounting
     Officer)                                    Officer)

Date: June 27, 1997                                Date: June 27, 1997

By:  /s/ Ernest M. Kwiatkowski              By:  /s/ Kurt F. Ingold
     ------------------------------              ----------------------------
     Ernest M. Kwiatkowski                       Kurt F. Ingold
     Vice President, Treasurer                   Director
     and Secretary
     (Principal Financial
     Officer)

Date: June 27, 1997                                Date: June 27, 1997

By:                                         By:  /s/ Robert K. Ford
     ------------------------------              ----------------------------
     Thomas H. Boone                             Robert K. Ford
     Director                                    Director

Date:  June __, 1997                               Date:  June 27, 1997

By:  /s/ Douglas N. Klein
     ------------------------------
     Douglas N. Klein
     Director

Date: June 27, 1997

                                    EXHIBIT 13

                                Big Sky Bancorp, Inc.
                         1997 Annual Report to Stockholders

                          BIG SKY BANCORP, INC.

                 -------------------------------------

                               1997
                           ANNUAL REPORT


                             [LOGO]

                 -------------------------------------


DOWNTOWN                   SOUTHSIDE                  HAMILTON
Higgins & Main             2237 34th St.              711 South First
P.O. Box 7849              P.O. Box 5267              P.O. Box 1160
Missoula, Montana 59807    Missoula, Montana 59806    Hamilton, Montana 59840
Phone: (406) 542-1500      Phone: (406) 251-3600      Phone: (406) 363-4400

                              TABLE OF CONTENTS
                              -----------------

      President's Message to Stockholders.....................1

      Selected Financial and Other Data.....................2-3

      Corporate Profile.......................................4

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations..................5-15

      Independent Auditors' Report..........................F-1

      Financial Statements...............................F-2-22

      Notice of Annual Meeting...............................16

      10-KSB Information.....................................16

      Common Stock Information...............................16

      Directors and Officers.................................17

      Corporate Information..................................17

                               -----------------

TO OUR STOCKHOLDERS:

I am pleased to report that operating earnings increased 9.58% to $ 596,000, or $ 1.83 per share, up from $ 538,000, or $ 1.67 per share in 1996. Reported Net Income was $ 385,000, or $ 1.18 per share, which reflects a one-time, after-tax charge of $ 211,000, or $ .65 per share, to recapitalize the government's Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The recapitalization of the SAIF however, resolved the disparity in FDIC insurance premiums which had existed between commercial banks and thrift institutions, and now allows our Association to compete for deposits on a more equal footing with commercial bank competitors.

Operating returns for 1997, without the SAIF expense, were a return on average assets of .99% and a return on beginning equity of 8.77%. Returns including the SAIF expense, were a return on average assets of .64% and a return on beginning equity of 5.67%.

Total assets increased to $ 63,572,000 at March 31, 1997, as compared to $ 60,922,000 at March 31, 1996.

Total stockholders' equity increased by $ 378,000, or 5.56%, to $ 7,174,000 at March 31, 1997, as compared to $ 6,796,000 last year.

The bid-ask price on our stock on March 31, 1997 was $ 18.375 - $ 20.00, with a high price of $ 20.25 during the quarter ending March 31, 1997. Based on the average of the bid-ask price at year end, the market value of our stock has increased over 283% from our Initial Public Offering price of $ 5.00 on May 21, 1992.

Book value per share was $ 23.24 at March 31, 1997, as compared to $ 22.08 at March 31, 1996.

We are proud of our history, and our 86 years of continuous service to Western Montana, since 1911.

We look forward with confidence to the challenges and opportunities which lie ahead. Your continued support of our efforts is greatly appreciated.

SINCERELY,

/s/Michael E. McKee

Michael E. McMcKee
President

                          SELECTED FINANCIAL AND OTHER DATA

The following tables set forth certain information concerning the financial position and results of operations of the Association for the periods indicated.

                                        Year Ended March 31, 1997
                               -----------------------------------------------
                                        (Dollars in Thousands)

                                1993      1994      1995      1996     1997
                              -------   -------   -------   -------  -------
FINANCIAL CONDITION DATA

Total assets................ $ 61,585  $ 64,045  $ 60,127  $ 60,922  $ 63,572
Loans receivable, net.......   40,398    41,015    39,663    37,400    35,315
Mortgage-backed securities..    9,209     4,111     3,632     3,334     7,995
Cash, interest bearing
 deposits and investment
 securities (1).............    8,369    15,213    12,782    16,687    16,649
Deposits ...................   55,145    56,507    52,324    52,843    50,072
Advances from the Federal
 Home Loan Bank.............       --        --        --        --     5,000
Common stock ...............      391       391         3         3         3
Capital surplus ............    1,383     1,383       540       605       610
Unrealized appreciation on
 securities available for
 sale.......................       --       144        49       161       149
Retained earnings, substantially
 restricted ................ $  3,345  $  4,427  $  5,112  $  6,027  $  6,412

OPERATING DATA

Interest income ............ $  5,346  $  4,934  $  4,604  $  4,673  $  4,622
Interest expense ...........    2,653     2,289     2,197     2,540     2,437
                              -------   -------   -------   -------   -------

Net interest income ........    2,693     2,645     2,407     2,133     2,185
Provision for loan losses ..      (70)      (42)      (42)      (43)      (41)
                              -------   -------   -------   -------   -------

Net interest income after
 provision for loan losses..    2,623     2,603     2,365     2,090     2,144

Gain on sale of
 investments ...............      485       158       110        --        46
Gain on sale of
 mortgage-backed securities.       75       116         8        --        --
Gain on sale of premises and
 equipment .................       --        --        --       616        --
Non-interest income ........      290       268       251       251       171
SAIF assessment expense.....       --        --        --        --       345
Non-interest expense .......    1,371     1,471     1,572     1,461     1,386
                              -------   -------   -------   -------   -------

Income before income tax
 provision..................    2,102     1,674     1,162     1,496       630

Provision for income taxes..     (813)     (592)     (477)     (581)     (245)
                              -------   -------   -------   -------   -------
NET INCOME ................. $  1,289  $  1,082  $    685  $    915  $    385
                              =======   =======   =======   =======   =======

NET INCOME PER SHARE ....... $   3.30  $   2.66  $   1.80  $   2.84  $   1.18

(1) Includes interest-bearing deposits in other depository institutions.

                                             Year Ended March 31,
                                   -------------------------------------------

                                     1993     1994     1995     1996     1997
OTHER DATA                         -------  -------  -------  -------  -------

Number of:
Total loans outstanding ......       941      927      830      801      751
Deposit accounts .............     6,821    6,585    6,121    5,904    5,386
Branch offices ...............         3        3        3        3        3

The table below sets forth certain performance ratios of the Association for the periods indicated.
                                             Year Ended March 31,
                                   -------------------------------------------

                                     1993     1994     1995     1996     1997
KEY OPERATING RATIOS               -------  -------  -------  -------  -------

Return on assets (net income
 divided by average assets)...      2.05%    1.70%    1.10%    1.40%    0.64%
Return on assets (net income
 divided by average assets -
 without SAIF expense)........        --       --       --       --     0.99 *
Return on average equity (net
 income divided by average
 equity)......................     28.00    18.89    11.01    14.62     5.50
Return on beginning equity
 (net income divided by
 beginning equity - without
 SAIF expense)................        --       --       --       --     8.77 *
Average equity to average
 assets.......................      7.33     9.00     9.95    10.19    11.54
Interest rate spread (difference
 between yield on interest-
 earning assets and average
 cost of interest-
 bearing liabilities).........      4.17     3.17     3.19     2.82     2.80
Net interest margin (net interest
 income as a percentage of
 interest-earning assets).....      4.53     3.54     3.51     3.34     3.29
Non-interest expense to
 total assets.................      2.23     2.30     2.61     2.40     2.18

Non-interest expense to average
 assets.......................      2.18     2.31     2.51     2.38     2.28
Average interest-earning assets
 to average interest-bearing
 liabilities..................    106.10   109.26   110.92   111.69   112.67

Allowance for loan losses to
 total loans at end of period.       .81      .91     1.05     1.25     1.44

Net charge-offs (recoveries)
 to average outstanding loans
 during the per...............      (.05)      --       --       --       --

Ratio of nonperforming assets
 to total assets..............       .35%     .57%     .67%     .06%     .06%

* Provided for informational purposes only - results excluding one-time SAIF assessment charge

                                CORPORATE PROFILE

Big Sky Bancorp, Inc., ("Corporation" or "Company") was incorporated in the State of Delaware in 1994 for the purpose of becoming a savings and loan holding company for First Federal Savings and Loan Association of Montana ("First Federal" or "Association"). The reorganization was completed on December 1, 1994, on which date the Association became the wholly-owned subsidiary of the Corporation, and the stockholders of the Association became stockholders of the Corporation. Prior to completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activities. Subsequent to the acquisition of First Federal, the Corporation has engaged in no significant activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

First Federal was organized in 1911 in Missoula, Montana under the name "Missoula Building and Loan Association". On May 21, 1992, the Association completed its conversion from a federal mutual savings and loan association to a federal capital stock savings and loan association and changed its name to "First Federal Savings and Loan Association of Montana".

The Association is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF").

The Association is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to originate or invest in residential and other mortgage loans and, to a lesser extent, commercial real estate and consumer loans, for its portfolio as well as for investments, and other assets. Because the Association is primarily dependent on net interest margin (interest income from loans and investments minus interest expense on deposit accounts and borrowings) for earnings, the focus of the Association's planning has been to devise and employ strategies that provide a stable, positive spread between the yield on interest-earning assets and the cost of interest-bearing liabilities in order to maximize the dollar amount of net interest income.

The Association conducts its business from two offices in Missoula, Montana, the largest city in Western Montana, and one office in Hamilton, Montana. Its primary market area consists of Missoula and Ravalli Counties, which have a combined population of approximately 121,000. The Downtown Missoula office is located in the historic Higgins building at the corner of Higgins Avenue and Main Streets (200-210 North Higgins Avenue), and the Southside Missoula office is located at 2237 34th Street. The Association's administrative office is located at 711 South First Street in Hamilton, Montana.

At March 31, 1997, the Association had total assets of $ 63,572,000, total deposits of $ 50,072,000, and total stockholders' equity of $ 7,174,000. At that same date, the Association's ratio of tangible capital under generally accepted accounting principles ("GAAP") to total assets was 10.6%.

       MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

Asset and Liability Management
------------------------------
The Association has employed various strategies intended to minimize the adverse effect of interest-rate risk on future operations by more closely matching the repricing frequency of its assets and liabilities at a level determined to be prudent by management. The Association's Asset/Liability Management Policies generally seek to increase the interest rate sensitivity of the Association's interest-earning assets by shortening their repricing intervals and maturities, and to reduce the interest rate sensitivity of its interest-bearing liabilities by increasing their repricing intervals and maturities.

The Association's Asset/Liability Management Committee meets periodically to review market conditions and implement strategies designed to manage the balance between asset and liability interest rate sensitivity. These strategies generally include restructuring the Association's balance sheet, new product development and marketing. Because interest rate risk management involves all areas of operation of the Association, the responsibilities of the Asset/Liability Management Committee also include savings, checking and loan product development, pricing and marketing, and supervision and investment of liquid assets.

Pricing Policy
--------------
Liability pricing is established by senior management of the Association. Treasury yield information, other relevant money market rate data, prior period deposit activity and a survey of local deposit rates are reviewed before the Association's rates are adjusted. Funding requirements for the acquisition of assets are also considered in setting deposit rates and in determining the mix of liabilities to be used to fund asset growth.

Interest Rate Sensitivity of Net Portfolio Value (NPV)
------------------------------------------------------
First Federal, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. On August 23, 1993, the OTS issued a regulation which would add an interest rate risk component to the risk capital standards (the "final IRR rule"). Institutions with a greater than normal interest rate risk exposure will be required to take a deduction from the total capital available to meet their risk based capital requirement. That deduction is equal to one-half of the difference between the Company's actual measured exposure as defined by the regulation. A savings association with assets of less than $ 300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has postponed the date that the component will first be deducted from an institution's total capital. Although no such deduction was required as a result of the Company's most recent regulatory examination, a deduction may be required as a result of future examinations.

The following table presents the Association's NPV at March 31, 1997, as calculated by the OTS, based on information provided to the OTS by the Association.

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE

                     Net Portfolio Value           NPV as % of PV of Assets
Change in Interest
     Rate in Basis
            Points   $ Amount  $ Change  % Change    NPV Ratio    Change
------------------   --------  --------  --------    ---------    ------
                     ( Dollars in Thousands )

   +400 bp            5,685      -4,198    -42 %       9.58 %     - 551 bp
   +300 bp            6,776      -3,107    -31 %      11.13 %     - 396 bp
   +200 bp            7,910      -1,972    -20 %      12.65 %     - 244 bp
   +100 bp            8,995      -  887    - 9 %      14.03 %     - 106 bp
      0 bp            9,883                           15.09 %
   -100 bp           10,461         579    + 6 %      15.71 %     +  62 bp
   -200 bp           10,585         703    + 7 %      15.74 %     +  65 bp
   -300 bp           10,558         675    + 7 %      15.57 %     +  48 bp
   -400 bp           10,663          781   + 8 %      15.57 %     +  48 bp

Yields Earned and Rates Paid
----------------------------
The earnings of the Association depend largely on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts and borrowings), as well as the relative size of the Association's interest-earning assets and interest-bearing liability portfolios.

During the year ended March 31, 1997, average total assets decreased $ 748,000, or 1.22%, to $ 60.67 million in 1997 from $ 61.42 million in 1996.

The average weighted balance of loans decreased by $ 2,480,000, to $ 37.32 million in 1997 from $ 39.80 million in 1996.

The average weighted balance of mortgage-backed securities increased by $ 46,000, to $ 3.54 million in 1997 from $ 3.49 million in 1996.

The average investment securities portfolio increased $ 2,709,000 or 24.53%, to $ 13.75 million in 1997 from $ 11.04 million in 1996.

Total interest-earning assets decreased by $ 768,000, or 1.30%, to $ 58.07 million in 1997 from $ 58.84 million in 1996.

Total deposits and other interest-bearing liabilities decreased by $ 1,142,000, to $ 51.54 million in 1997 from $ 52.68 million in 1996.

The yield on average interest-earning assets increased 2 basis points, to 7.96% for the year ending March 31, 1997, from 7.94% for the year ending March 31, 1996. The average cost of funds decreased 9 basis points, to 4.73% for 1997, from 4.82% for 1996.

Net interest income increased $ 52,000, or 2.44%, to $ 2.19 million in 1997 from $ 2.13 million in 1996.

The Association's interest rate spread (difference between yield on interest-earning assets and average cost of interest-bearing liabilities) increased 11 basis points, to 3.23% in 1997 from 3.12% in 1996.

The net interest margin (net interest income as a percentage of average interest-earning assets) increased 13 basis points, to 3.76% in 1997 from 3.63% in 1996.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using the average of month-end balances during such period. Such average balances are considered to be representative of the average daily balance for each period presented.

Average consolidated statements of financial position and analysis of net interest spreads were as follows:

                                                                                                       At
                                                  Year Ended March 31,                                March
                   ----------------------------------------------------------------------------------  31,
                              1995                        1996                        1997            1997
                   --------------------------  --------------------------  -------------------------- ------
                             Interest                    Interest                    Interest
                   Average   and       Yield/  Average   and       Yield/  Average   and       Yield/ Yield/
                   Balance   Dividend  Cost    Balance   Dividend  Cost    Balance   Dividend  Cost   Cost
                   -------   --------  ----    -------   --------  ----    -------   --------  ----   ----
                                                      (Dollars in thousands)
Loans..............$ 41,395  $ 3,563   8.61%   $ 39,795  $ 3,535   8.88%   $ 37,315   $ 3,335   8.94%  8.45%
Mortgage-backed
 securities........   3,704      258   6.97       3,492      250   7.16       3,538       259   7.32   6.75
Investment
 securities........  12,455      634   5.09      11,043      608   5.51      13,752       798   5.80   5.79
Daily interest-
 bearing deposits
 and other earning
 assets............   2,643      149   5.64       4,506      280   6.21       3,463       230   6.64   6.68
                   --------  ------- ------    --------  ------- ------    --------   ------- ------ ------
Total interest-
 earning assets....  60,197    4,604   7.65      58,836    4,673   7.94      58,068     4,622   7.96   7.54
                   --------  ------- ------    --------  ------- ------    --------   ------- ------ ------
Non interest-
 earning assets....   2,384                       2,582                       2,602
                   --------                    --------                    --------
Total assets.......$ 62,581                    $ 61,418                    $ 60,670
                   ========                    ========                    ========

Interest-bearing liabilities:

Total deposits and
 other interest-
 bearing liabili-
 ties..............$ 54,269  $ 2,197   4.05%   $ 52,680  $ 2,540   4.82%   $ 51,538   $ 2,437   4.73%  4.74
                   --------  ------- ------    --------  ------- ------    --------   ------- ------ ------
Non interest-bearing
 liabilities.......   2,088                       2,479                       2,129
                   --------                    --------                    --------
Total liabilities..  56,357                      55,159                      53,667
                   --------                    --------                    --------
Stockholders' equity
 Common stock           262                           3                           3
 Capital surplus      1,104                         556                         609
 Retained earnings
  and unrealized
  gains on available
  for sale
  securities.......   4,858                       5,700                       6,391
                   --------                    --------                    --------
Total liabilities
 and stockholders'
 equity............$ 62,581                    $ 61,418                    $ 60,670
                   ========                    ========                    ========
Net interest
 income............          $ 2,407                     $ 2,133                      $ 2,185
                             =======                     =======                      =======
Interest rate
 spread............                    3.60%                       3.12%                        3.23%  2.80%

Net interest
 margin............                    4.00%                       3.63%                        3.76%  3.29%

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities.......                  110.92%                     111.69%                      112.67%

----------------
(1) Does not include interest on loans 90 days or more past due.

                                     8

Rate/Volume Analysis
--------------------
                        1995 Compared to 1994       1996 Compared to 1995          1997 Compared to 1996
                         Increase (Decrease)         Increase (Decrease)            Increase (Decrease)
                      --------------------------   -------------------------     -------------------------
                                     Rate/                       Rate/                         Rate/
                      Rate   Volume  Volume  Net   Rate  Volume  Volume  Net     Rate  Volume  Volume  Net
                      ----   ------  ------  ---   ----  ------  ------  ---     ----  ------  ------  ---
                                                     (Dollars in thousands)
Interest-earning assets:
Loans(1) ........... $(260)  $ (56)  $ 4    (312)   112  $ (137) $  (4)  $  (29) $  23 $ (221) $ (2) $ (200)
Mortgage-backed
 securities.........    (3)   (136)    1    (138)     7     (14)    (1)      (8)     5      3     1       9
Investment
 securities.........    41     207    24     272     52     (72)    (5)     (25)    32    150     8     190
Daily interest-bearing
 deposits and other
 earning assets.....    (2)   (151)    1    (152)    15     105     11      131     19    (65)   (4)    (50)

Total net change in
 income on interest-
 earning assets.....  (224)   (136)   30    (330)   186    (118)     1       69     79   (133)    3     (51)

Interest-bearing liabilities:

Total net change
 in expense on
 interest-bearing
 liabilities........ $ (34)  $  (5)  $ 1     (92)   418  $  (64)$  (11)  $  343  $ (48)$  (56) $  1  $ (103)

Net change in net
 interest income....                        (238)                        $ (274)                     $   52

------------------
(1)  Does not include interest on loans 90 days or more past due.

                                     9

Liquidity
---------
The Association's primary sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities) and, to a lesser extent, maturities of investment securities and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The Association attempts to price its deposits to meet its asset/liability objectives discussed above, consistent with local market conditions. Excess balances are invested in overnight funds. In addition, the Association is eligible to borrow funds from the FHLB of Seattle. The Association is required to maintain cash and certain investment securities in an amount equal to 5% of its deposit accounts and short-term borrowings. The Association's liquidity position at March 31, 1997 was 19.56%, as compared to 17.50% at March 31, 1996.

Capital Resources
-----------------
At March 31, 1997, the Association met all capital requirements of the Office of Thrift Supervision ("OTS"). The Association exceeded the minimum capital requirements for tangible, core and risk-based capital by $ 5.79 million, $
4.84 million and $ 4.90 million, respectively. (See Note 12 of the Notes to Financial Statements for further discussion of these capital requirements.)

                              RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED MARCH 31, 1997 TO THE YEAR ENDED MARCH 31, 1996
----------------------------------------------------------------------------
Net Income
----------
Net income decreased by $ 530,000, or 57.92%, to $ 385,000 in 1997 from $ 915,000 in 1996.

Two factors skewed the results.

Income for 1997 was substantially reduced by an industrywide assessment to help recapitalize the government's Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), and income for 1996 reflected a one-time gain resulting from the sale of an office building.

Excluding the one-time SAIF charges in 1997 and the gain on sale of the office building in 1996, net income for 1997 was $ 596,000, as compared to $ 538,000 for 1996, an increase of 9.58%.

Interest Income
---------------
Total interest income decreased by $ 51,000, or 1.09%, to $ 4.62 million in 1997 from $ 4.67 million in 1996.

Interest and fees on loans receivable decreased by $ 200,000, or 5.66%, to $ 3,335,000 in 1997 from $ 3,535,000 in 1996, primarily as a result of a reduction of $ 2.5 million, or 6.3%, in average balances of loans receivable, to $ 37.3 million in 1997, from $ 39.8 million in 1996.

Interest on investment securities increased by $ 190,000, or 31.25%, to $ 798,000 in 1997 from $ 608,000 in 1996, primarily as a result of a $ 2.8 million, or 25.5%, increase in average balances of the investment portfolio, to $ 13.8 million in 1997 from $ 11.0 million in 1996.

Interest on mortgage-backed securities increased by $ 9,000, or 3.60%, to $ 259,000 in 1997 from $ 250,000 in 1996, primarily as a result of a $ 50,000, or 1.4%, increase in average balances of the mortgage-backed securities portfolio, to $ 3.54 million in 1997 from $ 3.49 million in 1996. FHLB stock dividends and other income decreased by $ 50,000, or 17.9%, to $ 230,000 in 1997, as compared to $ 280,000 in 1996, primarily as a result of a $ 1,000,000, or 22.2%, decrease in average balances of daily interest-bearing deposits and other earning assets, to $ 3.5 million in 1997 from $ 4.5 million in 1996.

Interest expense decreased by $ 103,000, or 4.06%, to $ 2.44 million in 1997 from $ 2.54 million in 1996, primarily as a result of a $ 1,142,000, or 2.2%, decrease in the average balances of total deposits and other interest-bearing liabilities, to $ 51.5 million in 1997 from $ 52.7 million in 1996.

Loan Loss Reserves
------------------
The provision for loan losses decreased by $ 2,000, or 4.65%, to $ 41,000 in 1997, as compared to $ 43,000 in 1996.

The allowance for loan losses was increased by $ 40,000, or 8.55%, to $ 508,000 at March 31, 1997 from $ 468,000 at March 31, 1996. The allowance for loan losses as a percentage of total loans increased to 1.44% at March 31, 1997 from 1.25% at March 31, 1996.

The allowance is based upon management's consideration of current and anticipated economic conditions which may affect the ability of the borrowers in the loan portfolio to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral. The allowance for potential loan losses was continued by management as a prudent risk-management strategy, as the Association has historically maintained loan loss reserves at lower levels than many peer group and other financial institutions.

Non-Interest Income
-------------------
Non-interest income decreased by $ 650,000, or 75%, to $ 217,000 in 1997 from $ 867,000 in 1996, primarily as a result of a one-time industrywide assessment of $ 345,000 to recapitalize the SAIF in 1997, and a $ 616,000 gain on the sale of office premises and equipment in 1996.

Income from loan fees and service charges decreased $ 12,000, or 13.95%, to $ 74,000 in 1997 from $ 86,000 in 1996.

Rental income decreased $ 25,000, or 21.74%, to $ 90,000 in 1997 from $ 115,000 in 1996, primarily as a result of the sale of office property in 1996 and the loss of rental income generated by that property.

Income of $ 46,000 resulting from gain on sale of investments was recognized in 1997. No gains on sale of investments were recorded in 1996.

Other income decreased by $ 43,000, or 86%, to $ 7,000 in 1997 from $ 50,000 in 1996. There were two primary reasons for the reduction in other income in 1997, as compared to 1996.

First, a $ 27,000 accounting gain on sale of real estate owned as a result of foreclosure ("REO") was recognized in 1996, and no comparable accounting gain on the sale of REO was recognized in 1997.

Also, an accrual of $ 7,500 which was established in 1995 for estimated appraisal costs connected with the dissenters' rights issue resulting from the reorganization of the institution into the holding company form of ownership was reversed in 1996, thereby increasing other income for that year.

Other Expense
-------------
Total other expense increased by $ 270,000, or 18.48%, to $ 1,731,000 in 1997, as compared to $ 1,461,000 in 1996, primarily as a result of a one-time assessment of $ 345,000 to recapitalize the SAIF in 1997. No similar assessments were incurred in 1996.

The increase in total other expense was partially offset by a reduction of $ 15,000 in salaries and benefits, a reduction in occupancy expense of $ 28,000, a decrease in FDIC/SAIF insurance of $ 30,000 and a reduction in advertising and other expense of $ 7,000 in 1997, as compared to 1996. Expense for outside services increased by $ 5,000, or 4.85%, to $ 108,000 in 1997, as compared to $ 103,000 in 1996.

Income Taxes
------------
Income tax expense decreased $ 336,000, or 57.83%, to $ 245,000 in 1997 from $ 581,000 in 1996.

COMPARISON OF THE YEAR ENDED MARCH 31, 1996 TO THE YEAR ENDED MARCH 31, 1995
----------------------------------------------------------------------------
Net Income
----------
Net income increased by $ 230,000, or 34%, to $ 915,000 in 1996 from

$ 685,000 in 1995, primarily due to a $ 616,000 pre-tax gain on sale of the Association's former Southside Missoula office building, and an increase in income from Federal Home Loan Bank ("FHLB") dividends and other income.

The increase in net income was partially offset, however, by reductions in income from loans receivable, loan fees and service charges, investment and mortgage-backed securities, other income resulting from gains on sale of investments, and rental income.

Interest expense increased by $ 343,000, or 15.61%, to $ 2,540,000 in 1996 from $ 2,197,000 in 1995, as a result of higher interest rates paid on deposits during the year. Total tax expense increased by $ 104,000, or 21.80%, to $ 581,000 in 1996 as compared to $ 477,000 in 1995.

The increase in interest and tax expense was partially offset, however, by reductions in expense for employee salary and benefits, occupancy, FDIC/SAIF insurance, advertising and other expense.

Interest Income
---------------
Total interest income increased by $ 69,000, or 1.50%, to $ 4.67 million in 1996 from $ 4.60 million in 1995.

FHLB dividends and other income increased by $ 131,000, or 87.92%, to $ 280,000 in 1996, as compared to $ 149,000 in 1995.

Interest on loans receivable decreased by $ 28,000, or .79%, to $ 3,535,000 in 1996 from $ 3,563,000 in 1995, primarily as a result of a reduction of $ 1.6 million, or 3.86%, in average balances of loans receivable, to $ 39.8 million in 1996, from $ 41.4 million in 1995.

Interest on mortgage-backed securities decreased by $ 8,000, or 3.10%, to $ 250,000 in 1996 from $ 258,000 in 1995, primarily as a result of a $ 212,000, or 5.73%, reduction in average balances of the mortgage-backed securities portfolio, to $ 3.5 million in 1996 from $ 3.7 million in 1995.

Interest on investment securities decreased by $ 26,000, or 4.10%, to $ 608,000 in 1996 from $ 634,000 in 1995, primarily as a result of a $ 1.4 million, or 11.34%, reduction in average balances of the investment portfolio, to $ 11.0 million in 1996 from $ 12.4 million in 1995.

Other interest and dividends increased by $ 131,000, or 87.92%, to $ 280,000 in 1996 from $ 149,000 in 1995.

Interest expense increased by $ 343,000, or 15.61%, to $ 2.54 million in 1996 from $ 2.20 million in 1995, as a result of higher interest rates during the year.

Loan Loss Reserves
------------------
The provision for loan losses increased slightly to $ 43,000 in 1996, as compared to $ 42,000 in 1995.

The allowance for loan losses was increased by $ 43,000, or 10.14%, to $ 468,000 at March 31, 1996 from $ 424,000 at March 31, 1995. The allowance for loan losses as a percentage of total loans increased to 1.25% at March 31, 1996 from 1.05% at March 31, 1995.

The allowance is based upon management's consideration of current and anticipated economic conditions which may affect the ability of the borrowers in the loan portfolio to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral. The allowance for potential loan losses was continued by management as a prudent risk-management strategy, as the Association has historically maintained loan loss reserves at lower levels than many peer group and other financial institutions.

Non-Interest Income
-------------------
Non-interest income increased by $ 498,000, or 134.96%, to $ 867,000 in 1996 from $ 369,000 in 1995, primarily as a result of recognizing a $ 616,000 gain on the sale of office premises and equipment in 1996. The increase in non-interest income resulting from the sale of the office building was partially offset by a reduction of $ 118,000 in gain on sale of investments and mortgage-backed securities in 1996, as compared to 1995, as no gain on the sale of investments and mortgage-backed securities was recognized in 1996.

Income from loan fees and service charges decreased $ 18,000, or 17.31%, to $ 86,000 in 1996 from $ 104,000 in 1995.

Rental income decreased $ 25,000, or 17.86%, to $ 115,000 in 1996 from $ 140,000 in 1995, primarily as a result of the sale of the Association's Southside Missoula office property and the loss of rental income generated by that property.

Other non-interest income increased by $ 43,000, to $ 50,000 in 1996 from $ 7,000 in 1995, resulting from an accounting gain on sale of real estate owned as a result of foreclosure, and the reversal of an accrual established in 1995 for estimated appraisal costs connected with the dissenters' rights issue resulting from the reorganization of the institution into the holding company form of ownership.

Other Expense
-------------
Total other expense decreased by $ 111,000, or 7.06%, to $ 1.46 million in 1996 from $ 1.57 million in 1995. The decrease was primarily due to a $ 25,000, or 3.46%, decrease in salaries and employee benefits (including director fees), a $ 22,000, or 9.40%, decrease in occupancy expense, a $ 4,000, or 2.70% decrease in FDIC/SAIF insurance, a decrease of $ 3,000, or 5.45% advertising expense.

Other expense decreased by $ 62,000, or 19.75%, to $ 252,000 in 1996 from $ 314,000 in 1995, primarily due to expenses related to the formation of a holding company for the Association which were incurred in 1995.

Income Taxes
------------
Income tax expense increased $ 104,000, or 21.80%, to $ 581,000 in 1996 from $ 477,000 in 1995.

                                     GENERAL

Effect of Inflation and Changing Prices
---------------------------------------
The financial statements and related financial data presented herein have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Association is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

BIG SKY BANCORP, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
YEARS ENDED MARCH 31, 1997, AND INDEPENDENT
AUDITORS' REPORT

Deloitte &
 Touche LLP
-----------              -----------------------------------------------------
                         Suite 3900                  Telephone (503) 222-1341
                         111 S.W. Fifth Avenue       Facsimile (503) 224-2172
                         Portland, Oregon 97204-3698

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Big Sky Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Big Sky Bancorp, Inc. and subsidiary (the "Company") as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Sky Bancorp, Inc. and subsidiary as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP

May 9, 1997

BIG SKY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND 1996
------------------------------------------------------------------------------

ASSETS                                                   1997         1996

Cash, including interest-bearing accounts of $1,813,000
  and $2,228,000                                      $ 3,017,000  $ 3,058,000
Investment securities available for sale, at fair
value, cost $134,000 and $182,000                         359,000      396,000
Mortgage-backed securities available for sale, at fair
value, cost $7,402,000 and $2,600,000                   7,420,000    2,649,000
Investment securities held to maturity, at amortized
cost, fair value $12,911,000 and $12,938,000           13,273,000   13,233,000
Mortgage-backed securities held to maturity, at
amortized cost, fair value $606,000 and $714,000          575,000      685,000
Loans receivable, net                                  35,315,000   37,400,000
Accrued interest receivable                               315,000      322,000
Federal Home Loan Bank stock, at cost                   1,862,000    1,725,000
Premises and equipment                                  1,335,000    1,343,000
Prepaid expenses and other assets                         101,000      111,000
                                                      -----------  -----------
TOTAL                                                 $63,572,000  $60,922,000
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                            $50,072,000  $52,843,000
  Advances from borrowers for taxes and insurance         527,000      550,000
  Advances from the Federal Home Loan Bank              5,000,000            -
  Accrued expenses and other liabilities                  161,000      155,000
  Deferred taxes                                          638,000      578,000
                                                      -----------  -----------
           Total liabilities                           56,398,000   54,126,000
                                                      -----------  -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - authorized 1,500,000
    shares; outstanding, 308,721 and 307,744                3,000        3,000
  Additional paid-in capital                              610,000      605,000
  Unrealized appreciation on securities available for
sale, net of tax                                          149,000      161,000
  Retained earnings                                     6,412,000    6,027,000
                                                      -----------  -----------
           Total stockholders' equity                   7,174,000    6,796,000
                                                      -----------  -----------

TOTAL                                                 $63,572,000  $60,922,000
                                                      ===========  ===========
See notes to consolidated financial statements.

BIG SKY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 1997, 1996, AND 1995
------------------------------------------------------------------------------
                                          1997         1996         1995
INTEREST INCOME:
  Loans receivable                    $ 3,335,000   $ 3,535,000  $ 3,563,000
  Investment securities                   798,000       608,000      634,000
  Mortgage-backed securities              259,000       250,000      258,000
  FHLB stock dividends and other          230,000       280,000      149,000
                                      -----------   -----------  -----------
           Total interest income        4,622,000     4,673,000    4,604,000

INTEREST EXPENSE                        2,437,000     2,540,000    2,197,000
                                      -----------   -----------  -----------
           Net interest income          2,185,000     2,133,000    2,407,000

PROVISION FOR LOAN LOSSES                 (41,000)      (43,000)     (42,000)
                                      -----------   -----------  -----------
           Net interest income after
             provision for loan
             losses                     2,144,000     2,090,000    2,365,000
                                      -----------   -----------  -----------
OTHER INCOME:
  Rental income                            90,000       115,000      140,000
  Loan fees and service charges            74,000        86,000      104,000
  Gain on sale of investments and
    mortgage-backed securities
    available for sale                     46,000          -         118,000
  Gain on sale of premises and
    equipment                                -          616,000         -
  Other                                     7,000        50,000        7,000
                                      -----------   -----------  -----------
           Total other income             217,000       867,000      369,000
                                      -----------   -----------  -----------
OTHER EXPENSE:
  Salaries and employee benefits          683,000       698,000      723,000
  Occupancy                               184,000       212,000      234,000
  FDIC insurance                          114,000       144,000      148,000
  SAIF assessment                         345,000          -            -
  Outside services                        108,000       103,000       98,000
  Advertising                              47,000        52,000       55,000
  Other                                   250,000       252,000      314,000
                                      -----------   -----------  -----------
           Total other expense          1,731,000     1,461,000    1,572,000
                                      -----------   -----------  -----------
INCOME BEFORE INCOME TAXES                630,000     1,496,000    1,162,000

INCOME TAX EXPENSE                        245,000       581,000      477,000
                                      -----------   -----------  -----------
NET INCOME                            $   385,000   $   915,000  $   685,000
                                      ===========   ===========  ===========

NET INCOME PER SHARE                  $      1.18   $      2.84  $      1.80
                                      ===========   ===========  ===========

See notes to consolidated financial statements.

BIG SKY BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1997, 1996, AND 1995
------------------------------------------------------------------------------
                                             Unrealized
                                  Addi-      (Loss) on
                Common Stock      tional     Securities
             ------------------   Paid-in    Available  Retained
              Shares   Amount     Capital    For Sale   Earnings   Total

BALANCE, APRIL
 1, 1994     391,000  $ 391,000   1,383,000  $ 144,000  4,427,000 $ 6,345,000

Restatement
 of common
 stock and
 additional
 paid-in
 capital
 par value
 from $1
 to $.01        -      (302,000)    302,000       -          -           -

Net income      -          -           -          -       685,000     685,000

Stockholder
 redemption  (85,602)   (86,000) (1,145,000)      -          -     (1,231,000)

Unrealized
 loss on
 securities
 available
 for sale,
 net of tax     -          -           -       (95,000)      -        (95,000)
             -------- --------   ----------   ---------  --------  ----------

BALANCE,
 MARCH 31,
 1995        305,398    3,000       540,000     49,000  5,112,000   5,704,000

Net income      -        -             -          -       915,000     915,000

Stock options
 exercised,
 2,346 shares
 issued at
 $5 per
 share         2,346     -           20,000       -          -         20,000

Unrealized
 gain on
 securities
 available
 for sale,
 net of tax     -         -            -       112,000       -        112,000

Adjustment of
 stockholder
 redemption
 price from
 $14.38 to
 $13.63 per
 share          -         -          45,000       -          -         45,000
             -------- --------   ----------   ---------  --------  ----------

BALANCE,
 MARCH 31,
 1996        307,744     3,000      605,000    161,000  6,027,000   6,796,000

Net income      -         -            -          -       385,000     385,000

Stock options
 exercised,
 977 shares
 issued at
 $5 per
 share           977      -           5,000       -          -          5,000

Unrealized
 loss on
 securities
 available
 for sale,
 net of tax     -         -            -       (12,000)      -        (12,000)
             ------- ---------   ----------   --------   --------  ----------
BALANCE,
 MARCH 31,
 1997        308,721 $   3,000   $  610,000   $149,000  6,412,000   7,174,000
             ======= =========   ==========   ========  =========  ==========

See notes to consolidated financial statements.

BIG SKY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1997, 1996, AND 1995
------------------------------------------------------------------------------
                                             1997         1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  385,000  $  915,000   $  685,000
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
      Depreciation and amortization           66,000      72,000       76,000
      Provision for loan losses               41,000      43,000       42,000
      Loss (gain) on sale of premises and
       equipment                                -       (616,000)        -
      Gain on sale of real estate owned         -        (27,000)        -
      Gain on sale of investments and
        mortgage-backed securities
        available for sale                   (46,000)       -        (118,000)
      Federal Home Loan Bank stock
        dividend                            (137,000)   (115,000)     (96,000)
      Cash provided (used) by changes in
        operating assets and liabilities:
        Accrued interest receivable            7,000        -           6,000
        Prepaid expenses and other assets     10,000     106,000      (85,000)
        Accrued expenses and other
          liabilities                          6,000     (67,000)      25,000
        Deferred taxes                        67,000     123,000      (15,000)
        Deferred loan fees, net               91,000      14,000      (17,000)
                                          ----------  ----------   ----------

           Net cash provided by operating
             activities                      490,000     448,000      503,000
                                          ----------  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal repayments on loans            7,547,000   6,409,000    5,534,000
  Loan originations                       (5,584,000) (4,075,000)  (4,365,000)
  Principal repayments on mortgage-backed
    securities available for sale            315,000     282,000      315,000
  Purchase of mortgage-backed securities
    available for sale                    (5,111,000)       -        (476,000)
  Proceeds from sale of mortgage-backed
    securities available for sale               -           -         500,000
  Principal repayments on mortgage-backed
    securities held to maturity              113,000     115,000       77,000
  Proceeds from maturity of investment
    securities                             2,500,000   4,350,000    5,090,000
  Purchase of investment securities held
    to maturity                           (2,540,000) (6,749,000)  (3,741,000)
  Purchase of investment securities
    available for sale                        (7,000)       -         (99,000)
  Proceeds from sale of investment
    securities available for sale            101,000        -         330,000
  Purchase of premises and equipment         (76,000)   (694,000)     (49,000)
  Proceeds from sale of premises and
    equipment                                   -      1,566,000         -
  Proceeds from sale of real estate owned       -         41,000         -
                                          ----------  ----------   ----------

           Net cash provided (used) by
             investing activities         (2,742,000)  1,245,000    3,116,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposit accounts
    due on demand                           (195,000) (1,977,000)  (2,649,000)
  Net increase (decrease) in certificates
    accounts                              (2,576,000)  2,497,000   (1,534,000)
  Net increase (decrease) in advances from
    borrowers for taxes and insurance        (23,000)     (7,000)      31,000
  Proceeds from exercise of stock options      5,000      20,000         -
  Stockholder redemption                        -       (820,000)    (366,000)
  Proceeds from Federal home Loan Bank
    borrowings                             5,000,000        -       1,525,000
  Repayment of Federal Home Loan Bank
    borrowings                                  -           -      (1,525,000)
                                          ----------  ----------   ----------
           Net cash provided (used) by
             financing activities          2,211,000    (287,000)  (4,518,000)
                                          ----------  ----------   ----------
NET INCREASE (DECREASE) IN CASH           $  (41,000) $1,406,000   $ (899,000)

                                                                   (Continued)

BIG SKY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1997, 1996, AND 1995
------------------------------------------------------------------------------
                                             1997         1996        1995

NET INCREASE (DECREASE) IN CASH         $   (41,000)  $ 1,406,000 $ (899,000)

CASH, BEGINNING OF YEAR                   3,058,000     1,652,000  2,551,000

CASH, END OF YEAR                       $ 3,017,000   $ 3,058,000 $1,652,000
                                        ===========   =========== ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Loans arising from sale of real
      estate owned                      $             $   235,000 $   89,000
    Loans transferred to real estate
      owned                                    -             -       196,000
    Fair value adjustment to investment
      and mortgage-backed securities
      available for sale                    243,000       263,000     80,000
    Income tax effect related to fair
      value adjustment                      (94,000)     (102,000)   (31,000)
    Cash paid during the year for:
      Interest                            2,428,000     2,541,000  2,181,000
      Income taxes                          178,000       520,000    385,000
    Stockholder redemption accrual             -             -       865,000
    Adjustment of stockholder redemption
      accrual                                  -          (45,000)      -


See notes to consolidated financial statements.
                                                                 (Concluded)

BIG SKY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1997, 1996, AND 1995
------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Big Sky Bancorp, Inc. and its wholly-owned subsidiary, First Federal Savings and Loan Association of Montana ("FFSL of Montana") (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentation.

    USE OF ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that result in estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH includes amounts on hand, due from banks and interest-bearing deposits in other banks (excluding time certificates of deposit).

    INTEREST INCOME on loans and investments is accrued as earned unless the collectibility of the interest is in doubt, at which time the accrual of interest ceases and a reserve for any nonrecoverable accrued interest is established and charged against operations. Premiums or discounts on loans and mortgage-backed securities purchased or sold are amortized or accreted on a level-yield basis.

    DEFERRED LOAN FEES - Loan origination fee income, net of the direct costs of underwriting, processing, and closing loans, is deferred and accreted to interest income by the level-yield method over the life of the loan.

    SALE OF LOANS - The Company sells certain loans or participating interests in loans to generate servicing income and to provide funds for additional lending. At March 31, 1997 and 1996, management had determined that there were no loans in the Company's portfolio which were held for sale.

    Under servicing agreements, the Company retains the servicing on loans sold and agrees to remit to the investor loan principal and interest at agreed-upon rates. These rates generally differ from the loan's contractual interest rate resulting in a yield differential. Income as a result of this yield differential is deferred and recorded when received due to uncertainties in the prepayment and discount assumptions used for the calculation of a yield differential asset. The effect of deferring this income is not material to the accompanying financial statements.

    REAL ESTATE OWNED ("REO") includes properties acquired through foreclosure that are transferred into REO at the lower of cost or fair value which represents the new recorded basis of the property. Subsequently, properties are evaluated and any additional declines in value are provided for in the REO reserve for losses. The amount the Company will ultimately recover from REO may differ substantially from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for the sale of the property. There was no REO at March 31, 1997 and 1996.

    ALLOWANCE FOR LOAN LOSSES is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, loan delinquency trends, current and anticipated economic conditions, and detailed analysis of individual loans and credits for which full collectibility may not be assured.

    The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate allowance level is estimated based upon factors and trends identified by management at the time consolidated financial statements are prepared.

    The Company accounts for the impairment on loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. This statement requires each impaired loan, within its scope, to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value, less expected costs of disposal, of the collateral if the loan is collateral dependent.

    INVESTMENT SECURITIES - The Company accounts for investment securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires debt and equity securities to be segregated into the following three categories: trading, held to maturity, and available for sale. The Company does not engage in the trading of debt or equity securities.

    Investments classified as held to maturity are accounted for at amortized cost, but an institution must have both the positive intent and the ability to hold such securities to maturity. There are very limited circumstances under which securities in the held to maturity category can be sold without jeopardizing the cost basis of accounting for the remainder of the securities in this category. Recognition is provided for unrealized losses in the investment portfolios if any market valuation differences are deemed to be other than temporary.

    Securities not classified as either trading or held to maturity are considered to be available for sale. Gains and losses realized on the sale of these securities are based on the specific identification method. Net unrealized gains and losses for available for sale securities are excluded from earnings and reported net of tax in a separate component of stockholders' equity until realized.

    PREMISES AND EQUIPMENT are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives as follows:

       Buildings and improvements                       15 - 39 years
       Furniture and equipment                           3 - 10 years

    ASSET IMPAIRMENT - Effective April 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no material impact on the financial statements.

    NET INCOME PER SHARE is based on net income and the weighted average number of shares outstanding and outstanding stock options, during the year, which were 308,461, 305,882, and 362,622 during the years ended March 31, 1997, 1996, and 1995.

    SFAS No. 128, Earnings per Share, issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. This statement is effective for financial statements issued for periods after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior period EPS data presented. The impact of the adoption of this statement is not anticipated to be material to the Company.

    INCOME TAXES - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method in accounting for income taxes and eliminates on a prospective basis the former exemption from provision of deferred income taxes related to thrift bad debt reserves.

    STOCK-BASED COMPENSATION - The Company accounts for stock compensation using the intrinsic value method as prescribed in Accounting Principles Board APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value based method, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Stock options granted have no intrinsic value at the grant date, and under APB No. 25 there is no compensation cost to be recognized.

    Effective April 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The fair value approach measures compensation costs based on factors such as the term of the option, the market price at grant date, and the option exercise price, with expense recognized over the vesting period. See Note 14 for the pro forma effect on net income and EPS, as if the fair value method encouraged by SFAS No. 123 was used.

2.  INTEREST RATE RISK MANAGEMENT

    Strategies used by the Company to minimize its exposure to interest rate fluctuations include origination and purchase of adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities and the sale of fixed-rate residential mortgage loan production, depending on management's assessment of the need to retain such loans to maintain the portfolio during periods of significant prepayment activity.

    At March 31, 1997, the Company had interest-earning assets of $61,409,000 having a weighted effective yield of 7.54%. Interest-bearing liabilities totaled $55,072,000 with a weighted effective cost of 4.74%. At March 31, 1997, interest-sensitive assets of $11,392,000 and interest-sensitive liabilities of $40,470,000 mature or reprice within one year.

3.  SECURITIES AVAILABLE FOR SALE

    Securities available for sale classified by type and contractual maturity date, consist of the following at March 31:

                                          March 31, 1997
                      ------------------------------------------------------
                          Amortized Unrealized  Unrealized  Fair
                            Cost     Gains        Losses    Value      Yield
Investment securities:
  Equity securities:
    Mutual Fund       $  125,000  $     -     $    8,000  $  117,000    5.46 %

    FHLMC stock            9,000     233,000        -        242,000   37.02
                      ----------- ----------  ----------  ----------  ------
                          134,000    233,000       8,000     359,000    7.57
                      ----------- ----------  ----------  ----------  ------
Mortgage-backed securities:
  U.S. Government and
agency obligations:
  Due after one but
   within five years      373,000     12,000        -        385,000    8.69
  Due after five but
   within ten years       190,000      9,000        -        199,000    9.25
  After ten years       1,236,000     36,000        -      1,272,000    7.17
                      ----------- ----------  ----------  ----------  ------
                        1,799,000     57,000        -      1,856,000    7.70
                      ----------- ----------  ----------  ----------  ------
Collateralized mortgage
obligations:
  U.S. Government and
   agency obligations:
  Due after one but
   within five years      493,000       -          9,000     484,000    5.75
  Due after ten years   5,110,000       -         30,000   5,080,000    6.60
                      ----------- ----------  ----------  ----------  ------
                        5,603,000       -         39,000   5,564,000    6.52
                      ----------- ----------  ----------  ----------  ------
                      $ 7,536,000 $  290,000  $   47,000  $7,779,000    6.82 %
                      =========== ==========  ==========  ==========  ======

                                          March 31, 1996
                      ------------------------------------------------------
                          Amortized Unrealized  Unrealized  Fair
                            Cost     Gains        Losses    Value      Yield
Investment securities:
  Equity securities:
    Mutual Fund       $   118,000  $    -     $    7,000  $  111,000    5.24 %
    FHLMC stock             9,000    181,000        -        190,000   31.92
    Other                  55,000     40,000        -         95,000    2.78
                      ----------- ----------  ----------  ----------  ------
                          182,000    221,000       7,000     396,000    6.98
                      ----------- ----------  ----------  ----------  ------
Mortgage-backed securities:
  U.S. Government and
   agency obligations:
   Due after five but
    within ten years      715,000     34,000        -        749,000    8.88
   After ten years      1,395,000     20,000        -      1,415,000    6.61
                      ----------- ----------  ----------  ----------  ------
                        2,110,000     54,000        -      2,164,000    7.38
                      ----------- ----------  ----------  ----------  ------
Collateralized mortgage
obligations:
  U.S. Government and
   agency obligations:
   Due after ten years    490,000       -          5,000     485,000    5.75
                      ----------- ----------  ----------  ----------  ------
                      $ 2,782,000 $  275,000  $   12,000  $3,045,000    5.78 %
                      =========== ==========  ==========  ==========    ====

    Expected maturities on mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

    At March 31, 1997 and 1996, accrued interest on investment securities was $60,000 and $48,000, respectively. Accrued interest on mortgage-backed securities was $31,000 and $24,000 at March 31, 1997 and 1996, respectively.

    Proceeds from sale of investment securities available for sale were $101,000 and zero during the years ended March 31, 1997 and 1996. Realized gains and losses on those sales were $46,000 and zero, respectively.

4.  SECURITIES HELD TO MATURITY

    Securities held to maturity classified by type and contractual maturity date consist of the following at March 31:

                           Amortized  Unrealized  Unrealized  Fair
 1997                        Cost       Gains       Losses    Value  Yield*

Investment securities:
  U.S. Government and
   agency obligations:
  Due within one year   $ 1,000,000  $  -       $  8,000  $   992,000  4.32 %
  Due after one but
   within five years      5,949,000     -         85,000    5,864,000  6.25
  Due after five but
   within ten years       5,500,000     -        252,000    5,248,000  5.87
  Due after ten years       249,000     -         12,000      237,000  7.25
                        -----------  -------     --------  -----------  ----
                         12,698,000     -        357,000   12,341,000  5.91
                        -----------  -------     --------  -----------  ----
Certificates of deposit:
  Due within one year       100,000     -           -         100,000  5.20
  Due after one but
   within five years        190,000     -           -         190,000  9.00
                        -----------  -------     --------  -----------  ----
                            290,000     -           -         290,000  7.69
                        -----------  -------     --------  -----------  ----
Municipal obligations**:
  Due after one but
   within five years        185,000     -          4,000      181,000  6.37
  Due after five but
   within ten year          100,000     -          1,000       99,000  7.68
                        -----------  -------    --------  -----------  ----
                            285,000     -          5,000      280,000  6.83
                        -----------  -------    --------  -----------  ----
Mortgage-backed
securities:
  U.S. Government and
   agency obligations:
  Due after ten years       575,000   31,000         -       606,000  7.76
                        -----------  -------   --------  -----------  ----
                        $13,848,000  $31,000   $362,000  $13,517,000  6.06 %
                        ===========  =======   ========  ===========  ====

                         Amortized   Unrealized  Unrealized  Fair
 1996                      Cost        Gains       Losses    Value     Yield*

Investment securities:
  U.S. Government and
   agency obligations:
  Due within one year   $   250,000  $  -       $  3,000  $   247,000  4.52 %
  Due after one but
   within five years      4,450,000     -         99,000    4,351,000  4.97
  Due after five but
   within ten years       7,749,000     -        186,000    7,563,000  6.01
  Due after ten years       499,000     -          3,000      496,000  7.13
                        -----------  -------    --------  -----------  ----
                         12,948,000     -        291,000   12,657,000  5.67
                        -----------  -------    --------  -----------  ----
Certificates of deposit:
  Due after one but
   within five years        100,000     -           -         100,000  5.20
                        -----------  -------    --------  -----------  ----
Municipal obligations**:
  Due after one but
   within five years        185,000     -          4,000      181,000  6.37
                        -----------  -------    --------  -----------  ----
Mortgage-backed
securities:
  U.S. Government and
   agency obligations:
  Due after ten years       685,000   29,000        -         714,000  7.14
                        -----------  -------    --------  -----------  ----
                        $13,918,000  $29,000    $295,000  $13,652,000  5.76 %
                        ===========  =======    ========  ===========  ====

       *Weighted average yield at March 31.
      **The yield was adjusted to reflect tax equivalent yields on nontaxable investment income.

    There were no sales of securities held to maturity during the years ended March 31, 1997, 1996, or 1995. Expected maturities on mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

5.  LOANS RECEIVABLE

    Loans consisted of the following at March 31:

                                                   1997         1996

Conventional                                    $34,520,000  $36,211,000
FHA and VA                                          540,000      638,000
Consumer and other                                1,145,000    1,358,000
                                                -----------  -----------
                                                 36,205,000   38,207,000
                                                -----------  -----------
Less:
  Deferred loan fees, net                           295,000      331,000
  Allowance for loan losses                         508,000      468,000
  Undisbursed loans in process                       79,000         -
  Unearned discounts                                  8,000        8,000
                                                -----------  -----------
                                                    890,000      807,000
                                                -----------  -----------
           Loans receivable, net                $35,315,000  $37,400,000
                                                ===========  ===========

    Loans by maturity or repricing date were as follows at March 31:

                                                   1997         1996

Adjustable rate loans:
  Due within one year                           $ 7,953,000  $ 9,505,000
  After one but within five years                   557,000      631,000
                                                -----------  -----------
                                                  8,510,000   10,136,000
                                                -----------  -----------
Fixed rate loans:
  Due within one year                               626,000      779,000
  After one but within five years                 1,845,000    1,271,000
  After five but within ten years                 3,925,000    4,664,000
  After ten years                                21,299,000   21,357,000
                                                -----------  -----------
                                                 27,695,000   28,071,000
                                                -----------  -----------
                                                $36,205,000  $38,207,000
                                                ===========  ===========

    The Company serviced loans for others totaling $2,443,000, $3,141,000, and $3,854,000 as of March 31, 1997, 1996, and 1995, respectively. These loan balances are not included in the balance sheets as they are not assets of the Company.

    At March 31, 1997, the Company had a commitment outstanding to originate a fixed rate mortgage loan of $80,000 with an interest rate of 8.325%. As of March 31, 1997, the Company was in compliance with limitations on loans to one borrower.

    At March 31, 1997 and 1996, accrued interest on loans were $215,000 and $236,000, respectively.

    Over 99% of the mortgage loans in the portfolio at March 31, 1997 and 1996, were secured by property located in western Montana.

    Aggregate loans to officers and directors, all of which are current, consist of the following for the years ended March 31:

                                            1997      1996       1995

Beginning balance                          $745,000   $912,000  $936,000
Originations                                124,000     50,000      -
Principal repayments                       (204,000)  (217,000)  (24,000)
                                           --------   --------  --------
                                           $665,000   $745,000  $912,000
                                           ========   ========  ========

6.  ALLOWANCE FOR LOAN LOSSES

    An analysis of the changes in the allowance for loan losses is as follows for the years ended March 31:
                                            1997      1996       1995

Balance, beginning of period               $468,000  $425,000   $383,000

  Loans charged off                           1,000      -          -
  Recoveries                                 (2,000)     -          -
                                           --------  --------   --------
           Net recoveries                    (1,000)     -          -

  Provision for loan losses                  41,000    43,000     42,000
                                           --------  --------   --------
Balance, end of period                     $508,000  $468,000   $425,000
                                           ========  ========   ========

7.  PREMISES AND EQUIPMENT

    Premises and equipment consisted of the following at March 31:

                                                    1997        1996

Buildings and improvements                      $ 1,463,000  $ 1,470,000
Furniture and equipment                             825,000      764,000
                                                -----------  -----------
                                                  2,288,000    2,234,000
Less accumulated depreciation                     1,143,000    1,081,000
                                                -----------  -----------
                                                  1,145,000    1,153,000
Land                                                190,000      190,000
                                                -----------  -----------
                                                $ 1,335,000  $ 1,343,000
                                                ===========  ===========

    On October 2, 1995, the Company completed its agreement to sell its south side Missoula office, including specified personal property, for $1,600,000, which resulted in the recognition of a gain of $616,000 as reported in the consolidated statements of income.

8.  DEPOSITS

    Deposit accounts consisted of the following:

                             Average               Average
                             Interest  March 31,   Interest  March 31,
   Account Type              Rate       1997       Rate       1996

Checking accounts            2.10 %   $ 4,491,000   2.21 %   $ 4,075,000
Money market                 2.07         880,000   2.76       1,041,000
Savings and passbook
 accounts                    2.99       9,540,000   3.14       9,990,000
Certificate accounts         5.49      35,161,000   5.64      37,737,000
                                      -----------            -----------

                                      $50,072,000            $52,843,000
                                      ===========            ===========

Weighted average interest                4.65 %                4.85 %
 rate                                    ====                  ====

    Deposit accounts as of March 31, 1997, mature as follows:

Less than one year                                           $40,470,000
One year to two years                                          5,726,000
Two years to three years                                       2,011,000
Three years to four years                                      1,409,000
Four years to five years                                         456,000
                                                             -----------
                                                             $50,072,000
                                                             ===========

    Interest expense by deposit type for the years ended March 31 consisted of the following:

                                        1997        1996        1995

Checking and money market accounts   $  120,000  $  125,000  $  141,000
Savings and passbook accounts           292,000     337,000     369,000
Certificate accounts                  2,002,000   2,059,000   1,647,000
                                     ----------  ----------  ----------
                                     $2,414,000  $2,521,000  $2,157,000
                                     ==========  ==========  ==========

    Certificates of deposit in amounts of $100,000 or more totaled $3,867,000 and $3,656,000 at March 31, 1997 and 1996, respectively.

9.  BORROWINGS WITH THE FEDERAL HOME LOAN BANK

    Borrowings with the Federal Home Loan Bank ("FHLB") consist of FHLB advances and short-term borrowings under the Cash Management Advance Program (the "Program").

    FHLB advances are collateralized as provided for in the Advance, Pledge, and Security Agreements with the FHLB, by FHLB stock owned by the Company, deposits with the FHLB, and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB. As a member of the FHLB of Seattle, the Company currently has a credit line of 15% of the total assets of the Company, subject to collateralization requirements. At March 31, 1997, the interest rate on the outstanding borrowings of $5,000,000 was 5.04%.

    Under the Program, which was approved on April 26, 1996, the Company has a facility of $3,095,000. Borrowings under the facility are payable on demand or in one year. There was no outstanding balance at March 31, 1997 or 1996.

10. INCOME TAXES

    The provision for income taxes consisted of the following for the years ended March 31:

                                            1997      1996       1995

Current provision                         $185,000  $426,000   $492,000
Deferred (benefit) provision                60,000   155,000    (15,000)
                                          --------  --------   --------
                                          $245,000  $581,000   $477,000
                                          ========  ========   ========

    Reconciliations between income taxes computed at statutory rates and income taxes included in the statements of income were as follows for the years ended March 31:

                                            1997      1996       1995

Federal income taxes computed at
 statutory rates                           $198,000   $508,000   $402,000
State taxes, net of federal income tax
 benefit                                     30,000     70,000     56,000
Other, net                                   17,000      3,000     19,000
                                           --------   --------   --------
           Income tax expense included
            in the statements of income    $245,000   $581,000   $477,000
                                           ========   ========   ========

    The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31 are presented below:

                                                     1997        1996
Deferred tax assets:
  Loan loss reserve                               $ 197,000  $ 181,000
  Deferred loan fees                                115,000    129,000
  Other                                               3,000      3,000
                                                  ---------  ---------
                                                    315,000    313,000
Deferred tax liabilities:
  Accumulated depreciation                         (159,000)  (148,000)
  Unrealized appreciation on securities
   available for sale                               (94,000)  (102,000)
  FHLB stock dividends                             (488,000)  (434,000)
  Tax qualified loan loss reserve                  (163,000)  (207,000)
  Other                                             (49,000)      -
                                                  ---------  ---------
                                                   (953,000)  (891,000)
                                                  ---------  ---------
           Net deferred liabilities               $(638,000) $(578,000)

    For the fiscal year ended March 31, 1996 and years prior, the Company determined bad debt expense to be deducted from taxable income based on 8% of taxable income before such deduction as provided by a provision in the Internal Revenue Code ("IRC"). In August 1996, the provision in the IRC allowing the 8% of taxable income deduction was repealed. Accordingly, the Company is required to use the write-off method to record bad debt in the current period and must recapture the excess reserve accumulated from April 1, 1987 to March 31, 1996 from use of the 8% method ratably over a six-taxable year period. The income tax position from 1987 to 1996 included an amount for the tax effect on such excess reserves. During the period ended March 31, 1997, $95,000 of the deferred tax liability for bad debt deductions, taken in prior periods, was recaptured.

    There was no valuation allowance for deferred tax assets as of March 31, 1997 or 1996.

    Taxes related to gains on sales of investments were $18,000, zero, and $45,000 for the three years ended March 31, 1997.

11. PENSION PLAN

    The Company has a noncontributory defined benefit retirement plan (the "Plan") for substantially all employees as a participant in an industrywide plan, the Financial Institutions Retirement Fund (the "Fund").

    The Fund was fully funded for the Plan year beginning July 1, 1990, resulting in the suspension of the Company's contributions for periods subsequent to the Plan year ended June 30, 1991. Since the Company is a member of the Fund, it is not practicable to determine the Company's portion of net assets available for vested or nonvested benefits as of March 31, 1997 and 1996.

12. REGULATORY CAPITAL REQUIREMENTS

    The Company is not subject to any regulatory capital requirements. FFSL of Montana, however, is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FFSL of Montana must meet specific capital guidelines that involve quantitative measures of FFSL of Montana's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. FFSL of Montana's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk, weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require FFSL of Montana to maintain minimum amounts and ratios of total capital to risk-weighted assets, of core capital to total assets, and tangible capital to tangible assets (set forth in the table below). Management believes FFSL of Montana meets all capital adequacy requirements to which it is subject as of March 31, 1997.

    As of March 31, 1997 and 1996, the most recent notification from the OTS categorized FFSL of Montana as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," FFSL of Montana must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

    FFSL of Montana's actual and required minimum capital amounts and ratios are presented in the following table:


                                                          Categorized as "Well
                                                          Capitalized" Under
                                       For Capital        Prompt Corrective
                         Actual       Adequacy Purposes   Action Provision
                    ---------------   -----------------   --------------------
                    Amount    Ratio   Amount     Ratio    Amount        Ratio

As of March 31,
 1997
 Total Capital:
 (To Risk
 Weighted
 Assets)         $ 7,078,000  25.9 % $ 2,183,000  8.0 %   $ 2,729,000   10.0 %
 Core or Tier
  I Capital:
 (To Risk
 Weighted
 Assets)           6,735,000  24.7 %      N/A     N/A       1,637,000    6.0 %
 Core Capital:
 (To Total
  Assets)          6,735,000  10.6 %   1,900,000  3.0 %     3,167,000    5.0 %
 Tangible
  Capital:
 (To Tangible
  Assets)          6,735,000             950,000  1.5 %        N/A       N/A

As of March 31,
 1996
 Total Capital:
 (To Risk Weighted
  Assets)          6,676,000  24.1 %   2,216,000  8.0 %     2,771,000   10.0 %
 Core or Tier I
  Capital:
 (To Risk
  Weighted
  Assets)          6,328,000  22.8 %      N/A     N/A       1,662,000    6.0 %
 Core Capital:
 (To Total
  Assets)          6,328,000           1,825,000  3.0 %     3,042,000    5.0 %

 Tangible
  Capital:
 (To Tangible
  Assets)          6,328,000  10.4 %     913,000  1.5 %        N/A       N/A

    The following table is a reconciliation of the Company's capital, calculated according to generally accepted accounting principles (GAAP), to regulatory tangible and risk-based capital at March 31, 1997:

Equity                                                        $6,884,000
Unrealized securities gain                                       149,000
                                                              ----------
           Tangible capital                                    6,735,000
General valuation allowance                                      343,000
                                                              ----------
           Total capital                                      $7,078,000
                                                              ==========
    On August 23, 1993, the OTS issued a regulation which would add an interest rate risk component to the risk capital standards (the "final IRR rule"). Institutions with a greater than normal interest rate risk exposure will be required to take a deduction from the total capital available to meet their risk based capital requirement. That deduction is equal to one-half of the difference between the Company's actual measured exposure as defined by the regulation. Although no such deduction was required as a result of the Company's most recent regulatory examination, a deduction may be required as a result of future examinations.

    At periodic intervals, the OTS and the Federal Deposit Insurance Corporation ("FDIC") routinely examine the Company's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, the regulators can direct that the Company's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Company's 1997 financial statements. In view of the uncertain regulatory environment in which the Company operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 1997 financial statements cannot presently be determined.

    On September 30, 1996, the United States Congress passed and the President signed into law the omnibus appropriations package (C.R.), including the Bank Insurance Fund/Savings Association Insurance Fund ("BIF/SAIF") and Regulatory Burden Relief packages. Included in this legislation was a requirement for SAIF-insured institutions to recapitalize the SAIF insurance fund through a one-time special assessment to be paid within 60 days of the first of the month following the enactment. The FDIC was charged with the ultimate responsibility of determining the specific assessment, which was determined to be 65.7 basis points of the March 31, 1995 SAIF deposit assessment base. As the Company is insured by the SAIF, the assessment resulted in a pre-tax charge to other expenses of $345,000, based on the SAIF assessment base of $52.4 million as of March 31, 1995.

13. STOCKHOLDERS' EQUITY

    STOCKHOLDER REDEMPTION - In fiscal 1995, in connection with the formation of Big Sky Bancorp, Inc., holders of 85,602 common shares elected to redeem such shares at fair market value. Holders of 25,400 shares accepted the Company's offer of $14.375 per share and the shares were redeemed at a total cost of $366,000. Holders of 60,202 shares dissented with the Company's determination of fair market value. In fiscal 1996, based upon a per share fair market value of $13.625 as determined by an independent appraiser and approved by the OTS, the holders redeemed the remaining shares for $831,000 which included interest accrued from the date of formation, net of expenses.

    LIQUIDATION ACCOUNT - Upon conversion from a federal mutual savings and loan association to a federal capital stock savings and loan association, a liquidation account was established in the amount of $1,774,000, which is equal to its net worth as of September 30, 1991. The liquidation account will be maintained for the benefit of eligible deposit account holders as of June 30, 1991, who continue to maintain their deposit accounts in the Company after conversion. The liquidation account will be reduced annually to the extent the eligible deposit account holders have reduced their qualifying account. The interest in the liquidation account would never be increased despite any increase in the related deposit account after the conversion. Only in the event of a complete liquidation, each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance before any liquidation distribution may be made with respect to common stock.

    The Company may not declare or pay a cash dividend on or repurchase any of its common stock if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the OTS.

14. STOCK OPTION PLAN

    Under the 1992 Employee Stock Option (the Option Plan), the Company may grant options to purchase up to 39,100 shares of common stock to employees and directors at prices not less than the fair value at date of grant. Options are exercisable when granted and expire 10 years from the date of grant.

    Option activity under the plans is as follows:
                                                                Weighted
                                                                Average
                                                      Number of Exercise
                                                       Shares    Price

Outstanding, April 1, 1995                             27,370   $ 5.00
Granted                                                  -         -
Exercised                                               2,346     5.00
                                                       ------   ------
Outstanding, March 31, 1996                            25,024     5.00
Granted                                                11,730    15.00
Exercised                                                 977     5.00
                                                       ------   ------
Outstanding, March 31, 1997                            35,777   $ 8.28
                                                       ======   ======

    Additional information regarding options outstanding as of March 31, 1997 is as follows:

                           Options Outstanding       Options Exercisable
                         -------------------------  ----------------------
                           Weighted
                             Avg.
                          Remaining
 Exercise      Number    Contractual    Exercise     Number     Exercise
  Prices     Outstanding  Life (yrs)      Price     Exercisable   Price

  $ 5.00       24,047         5            5.00       24,047        5.00
   15.00       11,730        10            15.00      11,730       15.00

    At March 31, 1997, there were no available shares for future grants under the Option Plan.

    ADDITIONAL STOCK PLAN INFORMATION - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

    SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 1997: expected life, 5 years; stock volatility, 21.68% (1996 assumptions are not applicable as there were no stock options granted in that year); risk free interest rate, 6.69%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the accounting provisions of the new pronouncement had been adopted as of the beginning of 1996, 1996 and 1997 net income and earnings per share in both years would have been decreased by $45,000 and $.14, respectively.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The estimated fair value of financial instruments is as follows at March 31, 1997 and 1996:

                                1997                   1996
                             ---------------------------------------------
                              Carrying    Fair       Carrying     Fair
Assets                         Value      Value       Value       Value

Cash                        $ 3,017,000 $ 3,017,000 $ 3,058,000 $ 3,058,000
Investment securities
 available for sale             134,000     359,000     182,000     396,000
Mortgage-backed securities
 available for sale           7,402,000   7,420,000   2,600,000    2,649,000
Investment securities held
 to maturity                 13,273,000  12,911,000  13,233,000   12,938,000
Mortgage-backed securities
 held to maturity               575,000     606,000     685,000      714,000
Loans receivable, net        35,315,000  36,472,000  37,400,000   38,985,000

LIABILITIES

Checking, money market, and
 passbook accounts           14,912,000  14,912,000  15,106,000   15,106,000
Certificate accounts         35,160,000  35,274,000  37,737,000   38,023,000
FHLB advances                 5,000,000   4,867,000        -            -

    Fair value estimates, methods, and assumptions are set forth below.

    INVESTMENTS AND MORTGAGE-BACKED SECURITIES - Fair values were based on quoted market rates and dealer quotes.

    LOANS RECEIVABLE - Market prices were used to estimate the value of loans with similar characteristics to securities within the Company's mortgage-backed securities portfolio. Loans which did not have quoted market prices were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products; risk adjusted for credit concerns or dissimilar characteristics.

    No adjustment was made to the interest rates for changes in credit of performing loans for which there are no known credit concerns. Management believes that the risk factor embedded in the interest rates, along with the general reserves applicable to the loan portfolio for which there are no known credit concerns, result in a fair valuation of such loans.

    DEPOSITS - The fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, NOW accounts, and money market and checking accounts is equal to the amount payable on demand. The fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate was estimated using rates available in the local market.

    FHLB ADVANCE - The fair value is calculated based on the discounted value of the contractual cash flows. The discount rate used is the result of rates currently offered for debt with similar maturities.

    OTHER - The carrying value of other financial instruments was determined to be a reasonable estimate of their fair value.

    LIMITATIONS - The fair value estimates presented herein were based on pertinent information available to management as of March 31, 1997 and 1996. Although management was not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

    Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments. Significant assets and liabilities that were not financial instruments include deferred tax liabilities and premises and equipment.

16. PARENT COMPANY ONLY FINANCIAL INFORMATION

    Big Sky Bancorp, Inc. was formed on December 1, 1994. The following Big Sky Bancorp, Inc. (parent company only) financial information should be read in conjunction with the other notes to consolidated financial statements.

    The balance sheets at March 31, 1997 and 1996 are as follows:

                                                    1997        1996
ASSETS:
  Cash                                            $  283,000  $  320,000
  Investment in subsidiary                         6,885,000   6,489,000
  Other assets                                         8,000       8,000
                                                  ----------  ----------
Total                                             $7,176,000  $6,817,000
                                                  ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities:
    Other liabilities                             $    2,000  $   21,000
    Stockholders' equity                           7,174,000   6,796,000
                                                  ----------  ----------
Total                                             $7,176,000  $6,817,000
                                                  ==========  ==========

    On December 21, 1994, the Board of Directors of FFSL of Montana declared a $1,500,000 dividend payable to Big Sky Bancorp, Inc.

    The statements of income for the years ended March 31, 1997, 1996, and 1995 are as follows:

                                            1997      1996       1995
Other income:
  Equity in undistributed income of
   subsidiary                              $407,000  $921,000   $181,000
  Interest income from investments            9,000    20,000       -
  Other nonoperating income                    -        8,000       -

Other expense:
  Interest and other                         31,000    34,000     22,000
                                           --------  --------   --------
Net income                                 $385,000  $915,000   $159,000
                                           ========  ========   ========

    The statements of cash flows for the years ended March 31, 1997, 1996, and 1995 are as follows:

                                             1997       1996        1995
Operating activities:
  Net income                               $385,000  $  915,000  $  159,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Equity in undistributed income
     of subsidiary                         (407,000)   (921,000)   (181,000)
  Dividends received                           -      1,135,000        -
  Cash provided (used) by changes in
    operating assets and liabilities:
      Other assets                             -         (8,000)       -
      Other liabilities                     (18,000)     15,000      22,000
      Franchise tax accrual                  (1,000)      3,000        -
                                           --------  ----------  ----------
           Net cash provided by (used
            in) operating activities        (41,000)  1,139,000        -
                                           --------  ----------  ----------
Financing activities:
  Stockholder redemption                       -       (831,000)       -
  Stock options exercised                     4,000      12,000        -
                                           --------  ----------  ----------
           Net cash provided by (used
            in) financing activities          4,000    (819,000)       -
                                           --------  ----------  ----------
Net increase (decrease) in cash             (37,000)    320,000        -

Cash:
  Beginning of period                       320,000        -           -
                                           --------  ----------  ----------
  End of period                            $283,000  $  320,000  $     -
                                           ========  ==========  ==========

Supplemental disclosures related to the statement of cash flows:
  Noncash activities:
   Adjustment of stockholder
    redemption accrual                     $   -     $   45,000  $     -
   Accounts receivable due from
    subsidiary                                 -           -      1,135,000
    Stockholder redemption accrual             -           -        865,000

                                 * * * * * *

                            NOTICE OF ANNUAL MEETING

The Annual Meeting of Stockholders will be held at 3600 Brooks Street in Missoula, Montana, on Wednesday, July 30, 1997, at 10:00 A.M.

                               10-KSB INFORMATION

A copy of the Form 10-KSB as filed with the Securities and Exchange Commission will be furnished to stockholders upon written request to the Secretary, Big Sky Bancorp, Inc., 711 South First Street, P.O. Box 1160, Hamilton, Montana, 59840-1160.

                            COMMON STOCK INFORMATION

Big Sky Bancorp's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's voting stock. During the quarter ended March 31, 1997 the stock was traded at prices ranging between $ 16.875 and $ 20.25. The last known trade occurred on June 4, 1997 at $ 20.00. All information regarding the price of the common stock has been provided to the Company from brokers that serve as market makers for the common stock, and information obtained from other publicly available sources. The Company believes that these limited trades may not necessarily reflect the actual market value of the common stock.

As of May 31, 1997 there were 326 stockholders of record as evidenced by the number of stock certificates which have been issued, and 308,721 common shares issued and outstanding.

                                    DIVIDENDS

The Company's ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, First Federal Savings and Loan Association of Montana, which are subject to regulations and the Association's continued compliance with all regulatory capital requirements. See Note 13 of the Notes to Consolidated Financial Statements for information regarding limitations of the Association's ability to pay dividends to the Company. In order to retain capital for operations and expansion, the Company does not expect to declare cash dividends on the common stock in the near future.

                                     -23

                              BIG SKY BANCORP, INC.
                                       AND
               FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF MONTANA

DIRECTORS

Kurt F. Ingold, CPA - Chairman of the Board
Ingold & Company, CPA'S, P.C.

Michael E. McKee - President/CEO
Big Sky Bancorp and First Federal Savings and Loan

Collette E. Maxwell - Executive Vice President/COO
Big Sky Bancorp and First Federal Savings and Loan

Thomas H. Boone - Law Partner
Boone, Karlberg and Haddon

Douglas N. Klein - Co-Owner
Collection Bureau Services

Robert K. Ford, CPA - Retired
Champion International Corporation

OFFICERS

Michael E. McKee                    Collette E. Maxwell
President                           Executive Vice President
Chief Executive Officer             Chief Operating Officer

Ernest M. Kwiatkowski               Linda Haverfield
Vice President-Treasurer            Assistant Vice President
Corporate Secretary                 Southside Office Manager

Debra Roth
Assistant Vice President
Downtown Office Manager


CORPORATE INFORMATION

Corporate Offices                   General Counsel
711 South First Street              Boone, Karlberg and Haddon
P.O. Box 1160                       201 West Main, Suite 301
Hamilton, Montana  59840            Missoula, Montana  59802

Independent Auditors                Special Securities Counsel
Deloitte & Touche LLP               Breyer & Aguggia
111 S.W. Fifth Avenue               1300 I Street N.W., Suite 470 East
Portland, Oregon   97204            Washington, D.C.   20005

Transfer Agent
First Federal Savings and Loan Association of Montana
P.O. Box 1160
Hamilton, MT  59840

                                    Exhibit 21

                             Subsidiaries of Registrant

                                Percentage                Jurisdiction or
Subsidiaries (1)                Owned                  State of Incorporation
----------------                -----                  ----------------------

First Federal Savings and       100%                     United States
 Loan Association of
 Montana

-------------------
(1) The operations of the Company's subsidiaries are included in the Company's consolidated financial statements.

                                 Exhibit 23



Deloitte &
 Touche LLP
-----------               ----------------------------------------------------
                          Suite 3900                Telephone:  (503) 222-1341
                          111 S.W. Fifth Avenue     Facsimile:  (503) 224-2172
                          Portland, Oregon 97204-3698









INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statement of Big Sky Bancorp, Inc. on Form S-8 (File No. 33-91248) of our report dated May 9, 1997, on the financial statements appearing in the Annual Report to stockholders of Big Sky Bancorp, Inc. for the year ended March 31, 1997.

/s/Deloitte & Touche LLP

Portland, Oregon
June 25, 1997