Form 10QSB
period 1997-06-30
BIG SKY BANCORP INC
filed 1997-08-12
CIK 923285

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ------------------

                                  FORM 10-QSB

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended JUNE 30, 1997

       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________

                        Commission File Number: 0-25284

                           BIG SKY BANCORP, INC.
                           ---------------------
             (Exact name of registrant as specified in its charter)

 STATE OF DELAWARE                         81-0494188
 -----------------                         ----------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification No.)

 711 SOUTH FIRST STREET  HAMILTON, MT         59840
 ------------------------------------         -----
(Address of principal executive office)      (Zip Code)

Registrant's telephone number, including area code (406) 363-4400

NOT APPLICABLE
--------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES [X].  No [ ].

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                     OUTSTANDING JULY 31, 1997
-------------------------            -------------------------
Common Stock, par value $.01                 308,721
per share

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

PART I - FINANCIAL INFORMATION                             PAGE NUMBER

      Consolidated Statements of Financial Condition             1

      Consolidated Statements of Income                          2

      Consolidated Statements of Cash Flows                      3-4

      Notes to Financial Statements                              5

      Management's Discussion and Analysis of Consolidated
      Financial Statements                                       6-10

PART II - OTHER INFORMATION                                      11


SIGNATURES                                                       12

PART I - FINANCIAL INFORMATION

                   BIG SKY BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS                                          JUNE 30, 1997   MARCH 31, 1997
------                                            -----------     -----------
Cash ( including interest-bearing accounts
  of $ 270,000 and $ 1,813,000 )                  $ 1,365,000     $ 3,017,000
Investment securities available for sale, at
  fair value ( cost $ 135,000 and  $ 134,000 )        430,000         359,000
Mortgage-backed securities available for sale,
  at fair value ( cost $ 7,328,000 and
  $ 7,402,000 )                                     7,383,000       7,420,000
Investment securities held to maturity, at
  amortized cost ( fair value $ 13,666,000
  and $ 12,911,000 )                               13,815,000      13,273,000
Mortgage-backed securities held to maturity, at
  amortized cost (fair value $ 581,000 and
  $606,000 )                                          550,000         575,000
Loans receivable,net                               35,295,000      35,315,000
Accrued interest receivable                           469,000         315,000
Real estate owned                                         ---             ---
Investment in Federal Home Loan Bank Stock          1,897,000       1,862,000
Premises and equipment                              1,315,000       1,335,000
Prepaid expenses and other assets                     106,000         101,000
                                                  -----------     -----------
TOTAL ASSETS                                      $62,625,000     $63,572,000
                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES

Deposits                                          $48,939,000     $50,072,000
Advances from Federal Home Loan Bank of Seattle     5,000,000       5,000,000
Advances from borrowers for taxes and insurance       414,000         527,000
Accrued expenses and other liabilities                150,000         161,000
Deferred taxes                                        737,000         638,000
                                                  -----------     -----------
TOTAL LIABILITIES                                  55,240,000      56,398,000
                                                  -----------     -----------
STOCKHOLDERS' EQUITY

Common stock, ( $0.01 par value per share;
Authorized 1,500,000 shares; Issued
and outstanding, 308,721 )                              3,000           3,000
Capital surplus                                       610,000         610,000
Unrealized appreciation on securities
  available for sale                                  213,000         149,000
Retained earnings, substantially restricted         6,559,000       6,412,000
                                                  -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                          7,385,000       7,174,000
                                                  -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $62,625,000     $63,572,000
                                                  ===========     ===========

                    BIG SKY BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME


                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                            JUNE 30, 1997        JUNE 30, 1996
                                                       ( Unaudited )
INTEREST INCOME:                            ------------         ------------
Loans receivable                            $    805,000         $    867,000
Investments securities                           211,000              191,000
Mortgage-backed securities                       139,000               60,000
FHLB stock dividends and other                    57,000               66,000
                                            ------------         ------------
Total interest income                          1,212,000            1,184,000
INTEREST EXPENSE                                 649,000              620,000
                                            ------------         ------------
Net interest income                              563,000              564,000

Provision for loan losses                         (8,000)             (10,000)
                                            ------------         ------------
Net interest income after provision
  for loan losses                                555,000              554,000
                                            ------------         ------------
OTHER INCOME:
Rental income                                     32,000               34,000
Loan fees and service charges                     19,000               19,000
Other                                              1,000                1,000
                                            ------------         ------------
Total other income                                52,000               54,000
                                            ------------         ------------
OTHER EXPENSES:
Salaries and employee benefits                   194,000              174,000
Occupancy                                         50,000               44,000
FDIC/SAIF insurance                               13,000               36,000
Outside services                                  26,000               26,000
Advertising                                       10,000               10,000
Other expense                                     66,000               74,000
                                            ------------         ------------
Total other expense                              359,000              364,000
                                            ------------         ------------
Income before income taxes                       248,000              244,000
Income tax expense                               101,000               95,000
                                            ------------         ------------
NET INCOME                                  $    147,000         $    149,000
                                            ============         ============

NET INCOME PER SHARE                        $        .44         $        .46
                                            ============         ============

BIG SKY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                     THREE MONTHS ENDED  THREE MONTHS ENDED
                                        JUNE 30, 1997       JUNE 30, 1996
                                                  ( Unaudited )
OPERATING ACTIVITIES:                     ----------          ----------
Net income                                $  147,000          $  149,000

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization               21,000              17,000
  Provision for loan losses                    8,000              10,000
  Federal Home Loan Bank stock dividend      (35,000)            (33,000)
  Cash provided (used) by changes in operating
    assets and liabilities:
  Accrued interest receivable               (154,000)           (147,000)
  Prepaid expenses and other assets           (5,000)            (10,000)
  Accrued expenses and other liabilities     (11,000)              1,000
  Deferred taxes                              99,000              93,000
  Deferred loan fees, net                      3,000               4,000
                                          ----------          ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES     73,000              84,000

INVESTING ACTIVITIES:
Principal repayments on loans              2,237,000           3,196,000
Loan originations                         (2,267,000)         (2,640,000)
Principal repayments on mortgage-backed
   securities available for sale              26,000              72,000
Principal repayments on mortgage-backed
   securities held to maturity                75,000              40,000
Proceeds from maturity of investment
   securities                                450,000                  --
Purchase of investment securities         (1,000,000)         (1,095,000)
                                          ----------          ----------
Net cash provided by investing activities   (479,000)           (427,000)
                                          ----------          ----------

BIG SKY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS ( Continued )

                                          THREE MONTHS ENDED  THREE MONTHS ENDED
                                             JUNE 30, 1997       JUNE 30, 1996
                                                      ( Unaudited )
FINANCING ACTIVITIES:                          ----------          ----------
Net decrease in deposit accounts due on demand   (675,000)           (312,000)
Net decrease in certificate accounts             (458,000)           (608,000)
Net decrease in advances from borrowers          (113,000)           (126,000)
                                               ----------          ----------
Net cash used in financing activities          (1,246,000)         (1,046,000)
                                               ----------          ----------
NET  DECREASE  IN CASH                         (1,652,000)         (1,389,000)
CASH, BEGINNING OF PERIOD                       3,017,000           3,058,000
                                               ----------          ----------
CASH, END OF PERIOD                            $1,365,000          $1,669,000
                                               ==========          ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Fair value adjustment to securities available
  for sale                                     $  349,000          $  257,000
Income tax effect related to fair value
     adjustment                                  (136,000)           (100,000)
Cash paid for:
      Interest                                    653,000             627,000
      Income taxes                                 44,000                  --

                      BIG SKY BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The information contained in the financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than recurring entries) necessary for a fair statement of the results of operations for the interim period. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending March 31, 1999. Reclassification of earlier financial statements for comparative purposes is required.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's fiscal year ending March 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

The adoption of these statements is not expected to be material to the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL STATEMENTS

GENERAL

Total assets decreased by $ 947,000, or 1.49%, to $ 62,625,000 at June 30, 1997
as compared to $ 63,572,000 at March 31, 1997.

Deposits decreased by $ 1,133,000, or 2.26%, to $ 48,939,000 at June 30, 1997 as
compared to $ 50,072,000 at March 31, 1997.

Increased competition from commercial banks paying above-market interest rates in order to increase their market share of deposits contributed to the decrease in deposits during the three months ending June 30, 1997, from March 31, 1997. In addition, the disintermediation of funds from insured deposits into mutual funds and the stock market, which has been ongoing for the past several years, continued.

Net loans decreased by $ 20,000, or .06%, to $ 35,295,000 at June 30, 1997 as compared to $ 35,315,000 at March 31, 1997.

Investments and mortgage-backed securities increased by $ 551,000, or 2.55%, to $ 22,178,000 at June 30, 1997, as compared to $ 21,627,000 at March 31, 1997.

Cash decreased by $ 1,652,000, or 54.76%, to $ 1,365,000 at June 30, 1997, as
compared to $ 3,017,000 at March 31, 1997. The decrease in cash was primarily the result of the reduction in deposits during the period.

CAPITAL POSITION

The Corporation's capital increased by $ 211,000, or 2.94%, to $ 7,385,000 at June 30, 1997, from $ 7,174,000 at March 31, 1997.

The Association's capital position relative to its minimum capital requirements under the Financial institution's Reform, Recovery and Enforcement Act of 1989 (FIRREA) at June 30, 1997 was as follows:

                                          Amount      Percentage of

                                                         Assets

Tangible capital.....................  $ 6,892,000       11.1 %
Minimum tangible capital requirement.      934,000        1.5 %
                                         ---------       ----

Excess...............................  $ 5,958,000        9.6 %
                                         =========       ====

Core capital.........................  $ 6,892,000       11.1 %
Minimum core capital requirement.....    1,868,000        3.0 %
                                         ---------       ----

Excess...............................  $ 5,024,000        8.1 %
                                         =========       ====

Risk-based capital...................  $ 7,229,000       27.0 %
Minimum risk-based capital requirement.  2,142,000        8.0 %
                                         ---------       ----

Excess.................................$ 5,087,000       19.0 %
                                         =========       ====


LIQUIDITY

The Company's liquidity ratio increased to 19.67% at June 30, 1997, from 19.56% at March 31, 1997. The Company is required to maintain cash and certain investment securities in an amount equal to 5% of its deposit accounts and short-term borrowings.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss reserves was $ 516,500 at June 30, 1997, as compared to $ 508,000 at March 31, 1997. The allowance is based upon management's consideration of current and anticipated economic conditions which may affect the ability of the borrowers in the loan portfolio to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral. The increase in the allowance for potential loan losses was implemented by management as a prudent risk-management strategy. Management does not believe that any significant changes in portfolio risk have occurred during the three month period ended June 30, 1997, as compared to March 31, 1997.

                      COMPARISON OF THE THREE MONTHS ENDED
              JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

GENERAL

Total assets increased by $ 2,510,000, or 4.18%, to $ 62,625,000 at June 30, 1997, from $ 60,115,000 at June 30, 1996.

Cash decreased by $ 304,000, or 18.21%, to $ 1,365,000 at June 30, 1997, as
compared to $ 1,669,000 at June 30, 1996. The decrease in cash was primarily the result of funding new loans and the reduction of deposits during the period.

Investments and mortgage-backed securities increased by $ 4,233,000, or 23.59%, to $ 22,178,000 at June 30, 1997, from $ 17,945,000 at June 30, 1996. Advances from the FHLB were utilized to purchase mortgage-backed securities for the investment portfolio.

Net loans decreased by $ 1,532,000, or 4.16%, to $ 35,295,000 at June 30, 1997,
from $ 36,827,000 at June 30, 1996.

Total deposits decreased by $ 2,984,000, or 5.75%, to $ 48,939,000 at June 30, 1997, from $ 51,923,000 at June 30, 1996.

Increased competition from commercial banks paying above-market interest rates in order to increase their market share of deposits contributed to the decrease in deposits during the three months ending June 30, 1997 as compared to the same period last year. In addition, the disintermediation of funds from insured deposits into mutual funds and the stock market, which has been ongoing for the past several years, continued.

At June 30, 1997, advances from the Federal Home Loan Bank of Seattle ("FHLB") totalled $ 5,000,000. There were no advances from the FHLB outstanding at June 30, 1996. Advances from the FHLB were utilized to fund the purchase of Collateralized Mortgage Obligations ("CMO's") for the mortgage-backed securities portfolio.

The Corporation's capital increased by $ 444,000, or 6.40%, to $ 7,385,000 at June 30, 1997, from $ 6,941,000 at June 30, 1996.

The Company did not have any real estate owned as a result of foreclosure at June 30, 1997 or June 30, 1996.

NET INCOME

Net income for the three months ended June 30, 1997 decreased by $ 2,000, or 1.34%, to $ 147,000, from $ 149,000 for the three months ended June 30, 1996.

Earnings per share decreased by $ .02, or 4.35%, to $ .44 for the three months ended June 30, 1997, as compared to $ .46 for the three month period ended June 30, 1996.

Total interest income for the three month period ending June 30, 1997 increased by $ 28,000, or 2.36%, to $ 1,212,000, as compared to $ 1,184,000 for the three month period ending June 30, 1996.

Interest and fees on loans decreased by $ 62,000, or 7.15%, to $ 805,000 for the three month period ending June 30, 1997, as compared to $ 867,000 for the three month period ending June 30, 1996.

Interest on investments increased by $ 20,000, or 10.47%, to $ 211,000 for the three month period ending June 30, 1997, as compared to $ 191,000 for the same period last year.

Interest on mortgage-backed securities increased by $ 79,000, or 131.67%, to $ 139,000 for the three month period ending June 30, 1997, as compared to $ 60,000 for the three month period ending June 30, 1996. The increase in interest on mortgage-backed securities was primarily the result of using advances from the FHLB to increase the level of the mortgage-backed securities portfolio .

Other interest and dividends decreased by $ 9,000, or 13.64%, to

$ 57,000 for the three month period ending June 30, 1997, as compared to $ 66,000 for the three month period ending June 30, 1996.

Total other income decreased by $ 2,000, or 3.70%, to $ 52,000 for the three month period ending June 30, 1997, as compared to $ 54,000 for the three month period ending June 30, 1996.

Loan fees and service charges remained the same at $ 19,000, for the quarters ending June 30, 1997, and June 30, 1996.

Rental income decreased by $ 2,000, or 5.88%, to $ 32,000 for the three month period ending June 30, 1997, as compared to $ 34,000 for the three month period ending June 30, 1996.

Interest expense increased by $ 29,000, or 4.68%, for the three month period ending June 30, 1997, as compared to $ 620,000 for the three month period ending June 30, 1996.

Total other expense decreased by $ 5,000, or 1,37%, to $ 359,000 for the quarter ending June 30, 1997, from $ 364,000 for the comparable period in 1996.

Salary and employee benefit expense increased by $ 20,000, or 11.49%, to $ 194,000 for the three month period ended June 30, 1997, as compared to $ 174,000 for the comparable period last year.

The increase was primarily due to annual salary increases for officers and employees effective during the quarter ending June 30, 1997, and additional compensation in the form of a cash bonus to officers based on the financial performance of the Company during the fiscal year ended March 31, 1997 and other factors. No cash bonuses were paid during the corresponding quarter ending June 30, 1996.

Occupancy expense increased by $ 6,000, or 13.64%, to $ 50,000 for the three month period ended June 30, 1997, as compared to $ 44,000 for the three month period ended June 30, 1996.

FDIC/SAIF insurance expense decreased by $ 23,000, or 63.89%, to $ 13,000 for the three month period ending June 30, 1997, as compared to the three month period ending June 30, 1996. The decrease was primarily the result of a decrease in deposit insurance premiums resulting from the industry wide assessment to recapitalize the SAIF which occurred on September 30, 1996. In addition, deposit volumes were lower during the three month period ending June 30, 1997, as compared to the corresponding period last year.

Outside services expense remained the same at $ 26,000 for the three month periods ended June 30, 1997 and June 30, 1996.

Advertising expense remained the same at $ 10,000 for each of the quarters ending June 30, 1997 and June 30, 1996.

Other expense decreased by $ 8,000, or 10.81%, to $ 66,000 for the three month period ended June 30, 1997, as compared to $ 74,000 for the three month period ended June 30, 1996.

The decrease was due to additional consulting fees connected with Corporate strategic planning activities, and the cost of an examination of the holding company by the Office of Thrift Supervision during the quarter ended June 30, 1996. No comparable expenses were incurred during the quarter ended June 30, 1997.

Expense for special securities counsel increased, however the increase was more than offset by reductions in expenses for stationery and supplies, charitable contributions, checking account expense and other operating expenses during the three month period ending June 30, 1997, as compared to the same period last year.

The effective income tax rate increased to 40.7% from 38.9% due to changes in the composition of the Company's permanent and temporary tax items.

NET INTEREST INCOME

Net interest income decreased by $ 1,000, or .18%, to $ 563,000 for the three month period ending June 30, 1997, from $ 564,000 for the three month period ending June 30, 1996.

The cost of funds increased by 3 basis points, to 4.78% at June 30, 1997, from 4.75% at June 30, 1996. The yield on earning assets decreased by 7 basis points, to 7.69% at June 30, 1997, from 7.76% at June 30, 1996. As a result, interest spread decreased by 10 basis points, to 2.91% at June 30, 1997, from 3.01% at June 30, 1996.

Average net interest margin decreased by 7 basis points, to 3.45% for the three month period ending June 30, 1997, from 3.52% for the three month period ending June 30, 1996.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $ 8,000 for the three month period ending June 30, 1997, as compared to $ 10,000 for the three month period ending June 30, 1996.

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

None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Association's Annual Meeting of Stockholders was held on July 30, 1997. At this meeting, stockholders : (a) elected, as director, nominee Robert K. Ford by a vote of 229,356 shares "FOR", and 10 shares "WITHHELD"; (b) elected, as director, nominee Collette E. Maxwell by a vote of 229,156 shares "FOR", and 210 shares "WITHHELD"; (c) ratified the adoption of the Big Sky Bancorp, Inc. 1997 Management Recognition and Development Plan by a vote of 176,386 vote "FOR", 47,930 votes "AGAINST", 2,200 votes "ABSTAIN" and 2,840 "BROKER NO VOTES"; (d) ratified the appointment of Deloitte & Touche as independent auditors for the fiscal year ending March 31, 1998 by a vote of 229,251 votes "FOR", 0 votes "AGAINST", and 115 votes "ABSTAIN".

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits: none

      (b)Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Big Sky Bancorp, Inc.
                                   ---------------------
                                   (Registrant)



DATE: August 6, 1997            BY:/s/MICHAEL E. MCKEE
                                   --------------------------------
                                      Michael E. McKee
                                      President
                                      (Duly Authorized Officer)

                                BY:/s/ERNEST M. KWIATKOWSKI
                                   --------------------------------
                                      Ernest M. Kwiatkowski
                                      Vice President - Treasurer
                                      (Principal Financial Officer)