Form 10QSB
period 1997-09-30
BIG SKY BANCORP INC
filed 1997-11-18
CIK 923285

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                            ------------------

                                FORM 10-QSB


(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number : 0-25284

                           BIG SKY BANCORP, INC.
          (Exact name of registrant as specified in its charter)

State of Delaware                      81-0167980
-----------------                      ----------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)      Identification No.)

711 South First Street  Hamilton, MT         59840
------------------------------------         -----
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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding October 31, 1997
           -----                     ----------------------------
Common Stock, par value $.01                   311,721
 per share

FORM 10-QSB
FOR THE QUARTER ENDED September 30, 1997

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

PART I - FINANCIAL INFORMATION

                     BIG SKY BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS
-------                                             SEPTEMBER 30,      MARCH 31,
                                                       1997              1997
                                                            ( Unaudited )
                                                     --------          --------
Cash ( including interest-bearing accounts
  of $ 1,949,000 and $ 1,813,000 )                 $3,218,000        $3,017,000
Investment securities available for sale, at
  fair value ( cost $ 137,000 and  $ 134,000 )        435,000           359,000
Mortgage-backed securities available for sale,
  at fair value ( cost $ 7,241,000 and
  $ 7,402,000 )                                     7,321,000         7,420,000
Investment securities held to maturity, at
  amortized cost ( fair value $ 11,137,000
  and $ 12,911,000 )                               11,316,000        13,273,000
Mortgage-backed securities held to maturity, at
  amortized cost (fair value $ 556,000 and
  $606,000 )                                          524,000           575,000
Loans receivable,net                               36,292,000        35,315,000
Accrued interest receivable                           308,000           315,000
Real estate owned                                         ---               ---
Investment in Federal Home Loan Bank Stock          1,935,000         1,862,000
Premises and equipment                              1,296,000         1,335,000
Prepaid expenses and other assets                     113,000           101,000
                                                  -----------       -----------
TOTAL ASSETS                                      $62,758,000       $63,572,000
                                                  ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits                                          $48,666,000       $50,072,000
Advances from Federal Home Loan Bank of Seattle     5,000,000         5,000,000
Advances from borrowers for taxes and insurance       671,000           527,000
Accrued expenses and other liabilities                186,000           161,000
Deferred taxes                                        684,000           638,000
                                                  -----------       -----------
TOTAL LIABILITIES                                  55,207,000        56,398,000
                                                  -----------       -----------
STOCKHOLDERS' EQUITY

Common stock, ( $0.01 par value per share;
Authorized 1,500,000 shares; Issued
and outstanding, 311,721 and 308,721 )                  3,000             3,000
Capital surplus                                       670,000           610,000
Unearned portion of restricted stock issued
  for future service                                  (58,000)              ---
Unrealized appreciation on securities
  available for sale, net of tax                      232,000           149,000
Retained earnings, substantially restricted         6,704,000         6,412,000
                                                   ----------        ----------
TOTAL STOCKHOLDERS' EQUITY                          7,551,000         7,174,000
                                                   ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $62,758,000       $63,572,000
                                                   ==========        ==========

                         BIG SKY BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME


                                      THREE MONTHS ENDED  THREE MONTHS ENDED
                                      SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                                   ( Unaudited )
                                              --------             --------
INTEREST INCOME:
Loans receivable                             $ 810,000            $ 855,000
Investments securities                         196,000              209,000
Mortgage-backed securities                     137,000               58,000
FHLB stock dividends and other                  54,000               52,000
                                       ---------------    -----------------
Total interest income                        1,197,000            1,174,000

INTEREST EXPENSE                               656,000              616,000
                                       ---------------    -----------------
Net interest income                            541,000              558,000
Provision for loan losses                       (7,000)             (11,000)
                                       ---------------    -----------------
Net interest income after provision
  for loan losses                              534,000              547,000
                                       ---------------    -----------------
OTHER INCOME:
Rental income                                   22,000               21,000
Loan fees and service charges                   20,000               19,000
Gain on sale of investments                        ---               46,000
Other                                              ---                1,000
                                       ---------------    -----------------
Total other income                              42,000               87,000
                                       ---------------    -----------------
OTHER EXPENSES:
Salaries and employee benefits                 161,000              189,000
Occupancy                                       50,000               43,000
FDIC insurance                                  14,000               36,000
SAIF assessment                                    ---              345,000
Outside services                                26,000               28,000
Advertising                                      6,000                8,000
Other expense                                   69,000               59,000
                                       ---------------    -----------------
Total other expense                            326,000              708,000
                                       ---------------    -----------------
Income before income taxes                     250,000              (74,000)
Income tax (provision) benefit                (105,000)              29,000
                                       ---------------    -----------------
NET INCOME ( LOSS )                       $    145,000       $      (45,000)
                                              ========           ==========


NET INCOME ( LOSS )PER SHARE              $        .44       $        ( .14 )
                                              ========           ==========

                   BIG SKY BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME

                                       SIX MONTHS ENDED    SIX MONTHS ENDED
                                      SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                                  ( Unaudited )
                                              --------             --------
INTEREST INCOME:
Loans receivable                           $ 1,615,000        $   1,722,000
Investments securities                         407,000              400,000
Mortgage-backed securities                     276,000              118,000
FHLB stock dividends and other                 111,000              118,000
                                       ---------------     ----------------
Total interest income                        2,409,000            2,358,000

INTEREST EXPENSE                             1,305,000            1,236,000
                                       ---------------     ----------------
Net interest income                          1,104,000            1,122,000
Provision for loan losses                      (15,000)             (21,000)
                                       ---------------    -----------------
Net interest income after provision
  for loan losses                            1,089,000            1,101,000
                                       ---------------    -----------------
OTHER INCOME:
Rental income                                   54,000               55,000
Loan fees and service charges                   39,000               38,000
Gain on sale of investments                        ---               46,000
Other                                            1,000                2,000
                                       ---------------    -----------------
Total other income                              94,000              141,000
                                       ---------------    -----------------
OTHER EXPENSES:
Salaries and employee benefits                 355,000              363,000
Occupancy                                      100,000               87,000
FDIC insurance                                  27,000               72,000
SAIF assessment                                    ---              345,000
Outside services                                52,000               54,000
Advertising                                     16,000               18,000
Other expense                                  135,000              133,000
                                       ---------------    -----------------
Total other expense                            685,000            1,072,000
                                       ---------------    -----------------
Income before income taxes                     498,000              170,000
Income tax expense                             206,000               66,000
                                       ---------------    -----------------
NET INCOME                                $    292,000       $      104,000
                                              ========            =========


NET INCOME PER SHARE                      $        .88       $          .32
                                              ========            =========

BIG SKY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          SIX MONTHS ENDED   SIX MONTHS ENDED
                                          SEPTEMBER 30, 1997 SEPTEMBER 30, 1996
                                                      ( Unaudited )
OPERATING ACTIVITIES:                        --------           --------
Net income                                  $ 292,000          $ 104,000
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                41,000             34,000
  Provision for loan losses                    15,000             21,000
  Gain on sale of investments                                    (46,000)
  Federal Home Loan Bank stock dividend       (73,000)           (69,000)
  Cash provided (used) by changes in operating
    assets and liabilities:
  Accrued interest receivable                   7,000              3,000
  Prepaid expenses and other assets           (12,000)          (107,000)
  Accrued expenses and other liabilities       25,000            320,000
  Deferred taxes                               46,000           (105,000)
  Deferred loan fees, net                       4,000             28,000
                                           ----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES     345,000            183,000

INVESTING ACTIVITIES:
Principal repayments on loans               3,088,000          4,996,000
Loan originations                          (4,132,000)        (3,656,000)
Principal repayments on mortgage-backed
   securities available for sale              164,000            155,000
Principal repayments on mortgage-backed
   securities held to maturity                 52,000             66,000
Proceeds from maturity of investment
   securities held to maturity              4,050,000            500,000
Purchase of investment securities held
   to maturity                             (2,100,000)        (1,687,000)
Purchase of investment securities
   available for sale                          (3,000)            (3,000)
Purchase of premises and equipment             (1,000)           (54,000)
                                           ----------        -----------
 Net cash provided by investing activities  1,118,000            317,000
                                           ----------        -----------

BIG SKY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS ( Continued )

                                       SIX MONTHS ENDED   SIX MONTHS ENDED
                                       SEPTEMBER 30, 1997 SEPTEMBER 30, 1996
                                           ----------        -----------
                                                   ( Unaudited )

FINANCING ACTIVITIES:
Net increase (decrease) in deposit
  accounts due on demand                      (61,000)           333,000
Net decrease in certificate accounts       (1,345,000)        (1,959,000)
Net increase in advances from borrowers       144,000            129,000
                                           ----------        -----------
 Net cash used in financing activities     (1,262,000)        (1,497,000)
                                           ----------        -----------
NET INCREASE (DECREASE) IN CASH               201,000           (997,000)
CASH, BEGINNING OF PERIOD                   3,017,000          3,058,000
                                          -----------        -----------
CASH, END OF PERIOD                       $ 3,218,000        $ 2,061,000
                                          ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Fair value adjustment to securities
  available for sale                      $   378,000        $   250,000
Income tax effect related to fair value
  adjustment                                 (146,000)           (97,000)
Cash paid for:
   Interest                                 1,305,000          1,247,000
   Income taxes                               213,000            167,000

                   BIG SKY BANCORP, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
                                (Unaudited)

1.   Basis of Presentation

     The information contained in the financial statements is unaudited.
     In the opinion of management, the financial statements contain all adjustments (none of which were other than recurring entries) necessary for a fair statement of the results of operations for the interim period. The results of operations for the three month and six month periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     CONSOLIDATED FINANCIAL STATEMENTS


General

Total assets decreased by $ 814,000, or 1.28%, to $ 62,758,000 at September 30, 1997, as compared to $ 63,572,000 at March 31, 1997.

Deposits decreased by $ 1,406,000, or 2.81%, to $ 48,666,000 at September 30, 1997, as compared to $ 50,072,000 at March 31, 1997.

Net loans increased by $ 977,000, or 2.77%, to $ 36,292,000 at September 30, 1997, as compared to $ 35,315,000 at March 31, 1997.

Investments and mortgage-backed securities decreased by $ 2,031,000, or 9.39%, to $ 19,596,000 at September 30, 1997, as compared to $ 21,627,000 at March 31, 1997.

Cash (including interest-bearing accounts), increased by $ 201,000, or 6.66%, to $ 3,218,000 at September 30, 1997, as compared to $ 3,017,000 at
March 31, 1997.

Capital Position

The Corporation's capital increased by $ 377,000, or 5.26%, to $ 7,551,000 at September 30, 1997, from $ 7,174,000 at March 31, 1997.

The Association's capital position relative to its minimum capital requirements under the Financial Institution's Reform, Recovery and Enforcement Act of 1989 at September 30, 1997, was as follows:

                                          Amount      Percentage of
                                                         Assets

Tangible capital.....................  $ 7,050,000       11.3 %
Minimum tangible capital requirement.      936,000        1.5 %
                                         ---------       ------
Excess...............................  $ 6,114,000        9.8 %
                                         =========       ======

Core capital.........................  $ 7,050,000       11.3 %
Minimum core capital requirement.....    1,872,000        3.0 %
                                         ---------       ------
Excess...............................  $ 5,178,000        8.3 %
                                         =========       ======

Risk-based capital...................  $ 7,393,000       27.2 %
Minimum risk-based capital requirement.  2,178,000        8.0 %
                                         ---------       ------
Excess.................................$ 5,215,000       19.2 %
                                         =========       ======

Liquidity

The Company's liquidity ratio decreased to 16.91% at September 30, 1997, from 19.56% at March 31, 1997. The Company is required to maintain cash and certain investment securities in an amount equal to 5% of its deposit accounts and short-term borrowings.

Allowance for Loan Losses

The allowance for loan loss reserves increased by $ 16,000, or 3.15%, to $ 524,000 at September 30, 1997, as compared to $ 508,000 at March 31, 1997.
The allowance is based upon management's consideration of current and anticipated economic conditions which may affect the ability of borrowers in the loan portfolio to repay loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral. The increase in the allowance for potential loan losses was implemented by management as a prudent risk- management strategy. Management does not believe that any significant changes in portfolio risk have occurred during the period ended September 30, 1997, as compared to March 31, 1997.


                   COMPARISON OF THE THREE MONTHS ENDED
      SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996


General

Total assets increased by $ 3,017,000, or 5.05%, to $ 62,758,000 at September 30, 1997, from $ 59,741,000 at September 30, 1996.

Cash increased by $ 1,157,000, or 56.14%, to $ 3,218,000 at September 30, 1997,
as compared to $ 2,061,000 at September 30, 1996.

Investments and mortgage-backed securities increased by $ 1,723,000, or 9.64%, to $ 19,596,000 at September 30, 1997, from $ 17,873,000 at September 30, 1996.

Net loans increased by $ 179,000, or .50%, to $ 36,292,000 at September 30, 1997, from $ 36,113,000 at September 30, 1996.

Total deposits decreased $ 2,551,000, or 4.98%, to $ 48,666,000 at September 30, 1997, from $ 51,217,000 at September 30, 1996.

The Corporation's capital increased by $ 654,000, or 9.48%, to $ 7,551,000 at September 30, 1997, from $ 6,897,000 at September 30, 1996.

The Company did not have any real estate owned as a result of foreclosure at September 30, 1997 or September 30, 1996.

Net Income

Net income for the three month period ended September 30, 1997 increased by $ 190,000, or 422.22%, to $ 145,000, as compared to $ (45,000) for the three month period ended September 30, 1996. During the three month period ended September 30, 1996, a one-time special assessment of $ 345,000 was paid to the FDIC to recapitalize the SAIF insurance fund. No similar one time special assessments were paid to the FDIC during the three month period ended September 30, 1997.

Excluding the one-time SAIF assessment, net income for the second quarter of 1997 decreased by $ 20,000, or 12.12%, to $ 145,000, as compared to
$ 165,000 for the same quarter last year.

Earnings per share increased by $ .58, or 414.29%, to $ .44 per share for the three months ended September 30, 1997, as compared to $ (.14) per share for the comparable period in 1996, as a result of the one-time special assessment to recapitalize the FDIC's SAIF insurance fund last year.

Total interest income increased by $ 23,000, or 1.96%, to $ 1,197,000 for the three month period ending September 30, 1997, as compared to $ 1,174,000 for the three month period ending September 30, 1996.

Interest and fees on loans decreased by $ 45,000, or 5.26%, for the quarter ending September 30, 1997, to $ 810,000, as compared to $ 855,000, for the quarter ending September 30, 1996.

Interest on investments decreased by $ 13,000, or 6.22%, to $ 196,000 for the three month period ending September 30, 1997, as compared to $ 209,000 for the corresponding quarter last year.

Interest on mortgage-backed securities increased by $ 79,000, or 136.21%, to $ 137,000 for the quarter ending September 30, 1997, as compared to $ 58,000 during the same period last year. The increase was primarily due to an increase in the mortgage-backed securities portfolio of $ 4,668,000, or 149.76%, to $ 7,785,000 for the three month period ending September 30, 1997, as compared to $ 3,117,000 for the same period last year.

Other interest and dividends increased by $ 2,000, or 3.85%, to $ 54,000 for the three month period ending September 30, 1997, as compared to $ 52,000 for the three month period ending September 30, 1996.

Interest expense increased by $ 40,000, or 6.49%, to $ 656,000 for the three month period ending September 30, 1997, as compared to $ 616,000 for the three month period ending September 30, 1996.

Loan fees and service charges increased by $ 1,000, or 5.26%, to $ 20,000 for the quarter ending September 30, 1997, from $ 19,000 for the quarter ending September 30, 1996.

During the three month period ending September 30, 1996, a non-recurring gain on the sale of securities held as available for sale was realized in the amount of $ 46,000. No non-recurring gains on the sale of securities were realized during the three month period ending September 30, 1997.

Rental income increased by $ 1,000, or 4.76%, to $ 22,000 for the three month period ended September 30, 1997, as compared to $ 21,000 for the corresponding period last year.

Salary and benefits expense decreased by $ 28,000, or 14.81%, to $ 161,000 for the three month period ending September 30, 1997, as compared to $ 189,000 for the three month period ending September 30, 1996. During the three month period ending September 30, 1996, additional compensation in the amount of $ 30,000 was paid to officers, based primarily on the operating results for the fiscal year ended March 31, 1996. No additional compensation was paid during the three month period ending September 30, 1997.

Occupancy expense increased by $ 7,000, or 16.28%, to $ 50,000 for the three month period ending September 30, 1997, as compared to $ 43,000 during the same period in 1996.

Expense for outside services decreased by $ 2,000, or 7.14%, for the three month period ended September 30, 1997, as compared to the three month period ended September 30, 1996, primarily as a result of decreased expense for data processing services.

FDIC/SAIF insurance expense decreased by $ 367,000, to $ 14,000 for the three month period ending September 30, 1997, as compared to $ 381,000 for the three month period ending September 30, 1996. The decrease was due to the one-time assessment levied by the FDIC to recapitalize the SAIF insurance fund during the quarter ended September 30, 1996.

Income tax expense increased by $ 134,000, to $ 105,000 for three month period ending September 30, 1997, as compared to an income tax benefit of $ 29,000 for the same period last year, which resulted from the one-time assessment by the FDIC to recapitalize the SAIF insurance fund during the quarter ending September 30, 1996.

Other expense increased by $ 10,000, or 16.95%, to $ 69,000 for the three month period ending September 30, 1997, as compared to $ 59,000 for the three month period ending September 30, 1996.

Net Interest Income

Net interest income decreased by $ 17,000, or 3.05%, to $ 541,000 for the three month period ending September 30, 1997, as compared to $ 558,000 for the three month period ending September 30, 1996.

Interest spread was reduced by 21 basis points, to 2.73% at September 30, 1997 as compared to 2.94% at September 30, 1996.

The cost of funds increased by 13 basis points, to 4.86% at September 30, 1997, as compared to 4.73% at September 30, 1996.

The yield on earning assets decreased by 8 basis points, to 7.59% at September 30, 1997, as compared to 7.67% at September 30, 1996.

Average net interest margin decreased by 14 basis points, to 3.33% as of September 30, 1997, from 3.47% as of September 30, 1996.

Liquidity

The Company's liquidity ratio decreased to 16.91% at September 30, 1997, from 17.09% at September 30, 1996.

Provision for Loan Losses

The provision for loan loss reserves decreased by $ 4,000, or 36.36%, to $ 7,000 for the three month period ending September 30, 1997, as compared to $ 11,000 for the three month period ending September 30, 1996. The provision for loan losses reflects management's continuing evaluation of the possible loss exposure in the loan portfolio.

Allowance for Loan Losses

The allowance for loan loss reserves increased by $ 36,000, or 7.38%, to   $
524,000 at September 30, 1997, from $ 488,000 at September 30, 1996.  The increase in the allowance for potential loan losses was implemented by management as a prudent risk-management strategy. Management does not believe that any significant changes in portfolio risk have occurred during the three month period ended September 30, 1997, as compared to the corresponding period in 1996.


                    COMPARISON OF THE SIX MONTHS ENDED
       SEPTEMBER 30, 1997 TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996


Net Income

Net income for the six months ended September 30, 1997 increased by $ 188,000, or 180.77%, to $ 292,000, or $ .88 per share, from $ 104,000, or $
 .32 per share, for the six months ended September 30, 1996. The increase was primarily a result of a one-time assessment by the FDIC to recapitalize the SAIF insurance fund during the six month period ending September 30, 1996.

Excluding the one-time assessment, income for the six month period ending September 30, 1997 decreased by $ 22,000, or 7.01%, to $ 292,000, as compared to $ 314,000 for the corresponding period last year.

A $ 46,000 non-recurring gain on sale of securities held as available for sale was realized during the six month period ending September 30, 1996. No non-recurring gains on sales of securities were realized during the six month period ending September 30, 1997.

Loan fees and service charges increased by $ 1,000, or 2.63%%, to $ 39,000 for the six month period ending September 30, 1997, as compared to $ 38,000 for the six month period ending September 30, 1996.

Rental income decreased by $ 1,000, or 1.82%, to $ 54,000 for the six months ending September 30, 1997, as compared to $ 55,000 for the same period last year.

Total other expense decreased by $ 387,000, or 36.10%, to $ 685,000 for the six month period ending September 30, 1997, from $ 1,072,000 for the six month period ending September 30, 1996. The decrease in other expense was primarily the result of the one-time assessment by the FDIC to recapitalize the SAIF insurance fund last year.

Salaries and benefits decreased by $ 8,000, or 2.20%, to $ 355,000 for the six month period ending September 30, 1997, from $ 363,000 for the comparable period in 1996.

Occupancy expense increased by $ 13,000, or 14.94%, to $ 100,000 for the six month period ending September 30, 1997, as compared to $ 87,000 for the six month period ending September 30, 1996.

Income tax expense was increased by $ 140,000, or 212.12%, to $ 206,000 for the six month period ending September 30, 1997, as compared to $ 66,000 for the same period last year. The primary reason for the increase in income tax expense during the six month period ending September 30, 1997, as compared to the six month period ending September 30, 1996, was the income tax benefit received in 1996 resulting from the one-time assessment by the FDIC to recapitalize the SAIF insurance fund.

Other expense increased $ 2,000, or 1.50%, to $ 135,000 for the six month period ending September 30, 1997, from $ 133,000 for the same period in 1996.

Net Interest Income

Net interest income decreased by $ 18,000, or 1.60%, to $ 1,104,000 for the six months ended September 30, 1997, as compared to $ 1,122,000 for the six months ended September 30, 1996.

The cost of funds increased by 8 basis points, to 4.82% for the six month period ended September 30, 1997, from 4.74% for the comparable period in 1996.

The yield on earning assets decreased by 7 basis points, to 7.64% for the six month period ending September 30, 1997, as compared to 7.71% for the six month period ending September 30, 1996.

Provision for Loan Losses

Provision for loan losses decreased by $ 6,000, or 28.57%, to $ 15,000 for the six month period ending September 30, 1997, as compared to $ 21,000 for the six month period ending September 30, 1996. The provision for loan losses reflects management's continuing evaluation of the possible loan loss exposure in the loan portfolio. Management does not believe that any significant changes in portfolio risk have occurred during the six months ended September 30, 1997, as compared to the six months ended September 30, 1996.

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

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5. Other Information - On October 14, 1997, Michael E. McKee, President and Chief Executive Officer and a Director of Big Sky Bancorp, Inc., and its subsidiary, First Federal Savings and Loan Association of Montana, representing the "McKee Family"; and Collette E. Maxwell, Executive Vice President and a Director of Big Sky Bancorp, Inc., and its subsidiary, First Federal Savings and Loan Association of Montana, representing the "Maxwell Family"; filed an Interagency Notice of Change in Control application under Section 574 of the Regulations of the Office of Thrift Supervision to acquire up to 35% of the outstanding shares of stock of the institution. The application is pending.

Item 6.  Exhibits and Reports on Form 8-K - None.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BIG SKY BANCORP, INC.



DATE: November 17, 1997           BY:/s/MICHAEL E. MCKEE
                                     -------------------
                                     Michael E. McKee
                                     President



                                  BY:/s/ERNEST M. KWIATKOWSKI
                                     ------------------------
                                     Ernest M. Kwiatkowski
                                     Vice President - Treasurer

                                    Exhibit 27
                   Financial Data Schedule ( in thousands )

This schedule contains financial information extracted from the consolidated financial statements of BIG SKY BANCORP, INC. for the quarter ended September 30, 1997 and is qualified in its entirety by reference to such financial statements.


          Financial Data
          as of or for the
 Item     quarter ended
 Number   September 30, 199              Item Description
------------------------------------------------------------------------------
 9-03   (1)           3,218  Cash and due from banks
 9-03   (2)           1,949  Interest - bearing deposits
 9-03   (3)               0  Federal funds sold - purchased securities for
resale
 9-03   (4)               0  Trading account assets
 9-03   (6)           7,756  Investment and mortgage backed securities held
                               for sale
 9-03   (6)          11,840  Investment and mortgage backed securities held
                               to maturity - carrying value
 9-03   (6)          11,693  Investment and mortgage backed securities held
                               to maturity - market value
 9-03   (7)          36,292  Loans
 9-03   (7)             524  Allowance for loan losses
 9-03   (11)         62,758  Total assets
 9-03   (12)         48,666  Deposits
 9-03   (13)              0  Short - term borrowings
 9-03   (15)          1,541  Other liabilities
 9-03   (16)          5,000  Long - term debt
 9-03   (19)              0  Preferred stock - mandatory redemption
 9-03   (20)              0  Preferred stock - no mandatory redemption
 9-03   (21)              3  Common stocks
 9-03   (22)          7,548  Other stockholders' equity
 9-03   (23)         62,758  Total liabilities and stockholders' equity
 9-04   (1)           1,615  Interest and fees on loans
 9-04   (2)             683  Interest and dividends on investments
 9-04   (4)             111  Other interest income
 9-04   (5)           2,409  Total interest income
 9-04   (6)           1,171  Interest on deposits
 9-04   (9)           1,305  Total interest expense
 9-04   (10)          1,104  Net interest income
 9-04   (11)             15  Provision for loan losses
 9-04   (13)              0  Investment securities gain/ (losses)
 9-04   (14)            685  Other expenses
 9-04   (15)            498  Income/loss before income tax
 9-04   (17)            498  Income/loss before extraordinary items
 9-04   (18)              0  Extraordinary items, less tax
 9-04   (19)              0  Cumulative change in accounting principles
 9-04   (20)            292  Net income or loss
 9-04   (21)           0.88  Earnings per share - primary
 9-04   (21)           0.88  Earnings per share - fully diluted
 I.B.      5           7.64% Net yield - interest earnings - actual
 III.C.1. (a              0  Loans on non-accrual
 III.C.1. (b              0  Accruing loans past due 90 days or more
 III.C.2. (c              0  Troubled debt restructuring
 III.C.2.                 0  Potential problem loans
 IV.A.1                 508  Allowance for loan loss - beginning of period
 IV.A.2                   0  Total chargeoffs
 IV.A.3                   1  Total recoveries
 IV.A.4                 524  Allowance for loan loss - end of period
 IV.B.1                 524  Loan loss allowance allocated to domestic loans
 IV.B.2                   0  Loan loss allowance allocated to foreign loans
 IV.B.3                   0  Loan loss allowance - unallocated