Form 10QSB
period 1997-12-31
BIG SKY BANCORP INC
filed 1998-02-13
CIK 923285

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----- THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1997
                                -----------------
                           OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----- THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 0-25284
                        -------

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

Registrant's telephone number, including area code (406) 363-4400
                                                   --------------
Not applicable
--------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X .  No   .
                                                   ---     ---
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding January 31, 1998
-------------------------            ----------------------------
Common Stock, par value $ .01                 323,721
per share

                                  FORM 10-QSB

                   FOR THE QUARTER ENDED December 31, 1997
                                         -----------------

                                     INDEX

                                                             PAGE NO.

PART I - Financial Information

       Statements of Financial Condition                          1

       Statements of Income                                       2

       Statements of Cash Flows                                   4-5

       Notes to Consolidated Financial Statements                 6

       Management's Discussion and Analysis of
       Consolidated Financial Statements                          7-13


PART II - Other Information                                     14

PART I - FINANCIAL INFORMATION

                      BIG SKY BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS                                     DECEMBER 31, 1997   MARCH 31, 1997
------                                        (Unaudited)

Cash (including interest-bearing accounts
  of $ 625,000 and $ 1,813,000)               $  2,171,000     $   3,017,000
Investment securities available for sale, at
  fair value (cost $ 139,000 and $ 134,000)        497,000           359,000
Mortgage-backed securities available for sale,
  at fair value (cost $ 7,641,000 and
  $ 7,402,000)                                   7,769,000         7,420,000
Investment securities held to maturity, at
  amortized cost (fair value $ 11,189,000
  and $ 12,911,000)                             11,221,000        13,273,000
Mortgage-backed securities held to maturity, at
  amortized cost (fair value $ 522,000 and
  $606,000)                                        492,000           575,000
Loans receivable,net                            36,148,000        35,315,000
Accrued interest receivable                        449,000           315,000
Real estate owned                                    ---               ---
Investment in Federal Home Loan Bank Stock       1,974,000         1,862,000
Premises and equipment                           1,275,000         1,335,000
Prepaid expenses and other assets                  107,000           101,000
                                             -------------     -------------
TOTAL ASSETS                                 $  62,103,000     $  63,572,000
                                             =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
Deposits                                     $  48,037,000     $  50,072,000
Advances from Federal Home Loan Bank of
 Seattle                                         5,000,000         5,000,000
Advances from borrowers for taxes and
 insurance                                         258,000           527,000
Accrued expenses and other liabilities             325,000           161,000
Deferred taxes                                     729,000           638,000
                                             -------------     -------------
TOTAL LIABILITIES                               54,349,000        56,398,000
                                             -------------     -------------
STOCKHOLDERS' EQUITY

Common stock, ($0.01 par value per share;
Authorized 1,500,000 shares; Issued
and outstanding, 323,721 and 308,721)                3,000             3,000
capital surplus                                    922,000           610,000
Unearned portion of restricted stock issued
  for future service                              (305,000)            ---
Unrealized appreciation on securities
  available for sale, net of tax                   297,000           149,000
Retained earnings, substantially restricted      6,837,000         6,412,000
                                             -------------     -------------
TOTAL STOCKHOLDERS' EQUITY                       7,754,000         7,174,000
                                             -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  62,103,000     $  63,572,000
                                             =============     =============

                     BIG SKY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME


                             THREE MONTHS ENDED       THREE MONTHS ENDED
                              DECEMBER 31, 1997       DECEMBER 31, 1996
                                             (Unaudited)

INTEREST INCOME:
Loans receivable               $    811,000              $     809,000
Investments securities              178,000                    207,000
Mortgage-backed securities          141,000                     55,000
FHLB stock dividends and other       61,000                     57,000
                               ------------              -------------
Total interest income             1,191,000                  1,128,000


INTEREST EXPENSE                    658,000                    599,000
                               ------------              -------------

Net interest income                 533,000                    529,000

Provision for loan losses            (7,000)                   (10,000)
                               ------------              -------------
Net interest income after
 provision for loan losses          526,000                    519,000
                               ------------              -------------
OTHER INCOME:
Rental income                        18,000                     20,000
Loan fees and service charges        19,000                     18,000
Other                                 3,000                      2,000
                               ------------              -------------
Total other income                   40,000                     40,000
                               ------------              -------------
OTHER EXPENSES:
Salaries and employee benefits      160,000                    161,000
Occupancy                            47,000                     47,000
FDIC insurance                       13,000                     36,000
Outside services                     26,000                     29,000
Advertising                          18,000                     17,000
Other expense                        72,000                     67,000
                               ------------              -------------
Total other expense                 336,000                    357,000
                               ------------              -------------
Income before income taxes          230,000                    202,000

Income tax expense                   97,000                     79,000
                               ------------              -------------
NET INCOME                     $    133,000              $     123,000
                               ============              =============

EARNINGS PER SHARE             $        .42              $         .40
                               ============              =============

WEIGHTED AVERAGE SHARES OUTSTANDING
 FOR EARNINGS PER SHARE             315,764                    308,398


EARNINGS PER SHARE, ASSUMING
 DILUTION                      $        .39              $         .38
                               ============              =============
WEIGHTED AVERAGE SHARES
   OUTSTANDING FOR
   EARNINGS PER SHARE,
   ASSUMING DILUTION                337,924                    324,821

                      BIG SKY BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                              NINE MONTHS ENDED       NINE MONTHS ENDED
                              DECEMBER 31, 1997       DECEMBER 31, 1996
                                             (Unaudited)

INTEREST INCOME:
Loans receivable               $  2,426,000              $   2,531,000
Investments securities              585,000                    607,000
Mortgage-backed securities          417,000                    173,000
FHLB stock dividends and other      172,000                    175,000
                               ------------              -------------
Total interest income             3,600,000                  3,486,000


INTEREST EXPENSE                  1,963,000                  1,835,000
                               ------------              -------------

Net interest income               1,637,000                  1,651,000

Provision for loan losses           (22,000)                   (31,000)
                               ------------              -------------
Net interest income after
 provision for loan losses        1,615,000                  1,620,000
                               ------------              -------------
OTHER INCOME:
Rental income                        72,000                     75,000
Loan fees and service charges        58,000                     56,000
Gain on sale of investments           ---                       46,000
Other                                 4,000                      4,000
                               ------------              -------------
Total other income                  134,000                    181,000
                               ------------              -------------
OTHER EXPENSES:
Salaries and employee benefits      515,000                    524,000
Occupancy                           147,000                    134,000
FDIC insurance                       40,000                    108,000
SAIF assessment                       ---                      345,000
Outside services                     78,000                     83,000
Advertising                          34,000                     35,000
Other expense                       207,000                    200,000
                               ------------              -------------
Total other expense               1,021,000                  1,429,000
                               ------------              -------------
Income before income taxes          728,000                    372,000

Income tax expense                  303,000                    145,000
                               ------------              -------------

NET INCOME                     $    425,000              $     227,000
                               ============              =============

EARNINGS PER SHARE             $       1.36              $         .74
                               ============              =============
WEIGHTED AVERAGE SHARES
   OUTSTANDING FOR
   EARNINGS PER SHARE               311,743                    308,398


EARNINGS PER SHARE, ASSUMING
 DILUTION                      $       1.28              $         .70
                               ============              =============
WEIGHTED AVERAGE SHARES
   OUTSTANDING FOR
   EARNINGS PER SHARE,
   ASSUMING DILUTION                332,834                    325,229

BIG SKY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                              NINE MONTHS ENDED       NINE MONTHS ENDED
                              DECEMBER 31, 1997       DECEMBER 31, 1996
                                             (Unaudited)

OPERATING ACTIVITIES:
Net income                     $  425,000                $  227,000

ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
  Depreciation and amortization    61,000                    54,000
  Provision for loan losses        22,000                    31,000
  Gain on sale of investments         --                    (46,000)
  Federal Home Loan Bank stock
   dividend                      (112,000)                 (104,000)
  Cash provided (used) by
   changes in operating
   assets and liabilities:
  Accrued interest receivable    (134,000)                 (125,000)
  Prepaid expenses and other
   assets                          (6,000)                   33,000
  Accrued expenses and other
   liabilities                    164,000                   (24,000)
  Deferred taxes                   91,000                   (18,000)
  Deferred loan fees, net         (12,000)                   27,000
                               ----------                ----------

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                       499,000                    55,000

INVESTING ACTIVITIES:
Principal repayments on loans   5,082,000                 6,014,000
Loan originations              (6,007,000)               (4,546,000)
Principal repayments on
   mortgage-backed securities
   available for sale             260,000                   245,000
Purchase of mortgage-backed
   securities available
   for sale                      (500,000)                    --
Principal repayments on
   mortgage-backed securities
   held to maturity                85,000                    90,000
Proceeds from maturity of
   investment securities
   held to maturity             5,145,000                 2,000,000
Purchase of investment securities
   held to maturity            (3,100,000)               (1,695,000)
Purchase of investment securities
   available for sale              (5,000)                   --
Purchase of premises and
   equipment                       (1,000)                  (58,000)
                               ----------                ----------
Net cash provided by
 investing activities             959,000                 2,151,000
                               ----------                ----------

BIG SKY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                              NINE MONTHS ENDED       NINE MONTHS ENDED
                              DECEMBER 31, 1997       DECEMBER 31, 1996
                                             (Unaudited)

FINANCING ACTIVITIES:
Net decrease in deposit
  accounts due on demand       (1,133,000)                 (108,000)
Net decrease in
  certificate accounts           (902,000)               (2,634,000)
Net decrease in advances
  from borrowers                 (269,000)                 (304,000)
                               ----------                ----------
Net cash used in
  financing activities         (2,304,000)               (3,046,000)
                               ----------                ----------

NET DECREASE IN CASH             (846,000)                 (840,000)

CASH, BEGINNING OF PERIOD       3,017,000                 3,058,000
                               ----------                ----------
CASH, END OF PERIOD            $2,171,000                $2,218,000
                               ==========                ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

 Fair value adjustment to
   securities available
   for sale                       486,000                $  296,000
 Income tax effect related
   to fair value
   adjustment                    (189,000)                 (115,000)
 Cash paid for:
   Interest                     1,974,000                 1,856,000
   Income taxes                   307,000                   177,000

                       BIG SKY BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                 (Unaudited)

1. Basis of Presentation

The information contained in the financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than recurring entries) necessary for a fair statement of the results of operations for the interim period. The results of operations for the three month and nine month periods ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Earnings Per Share

Earnings per share is computed in accordance with SFAS No. 128, "Earnings per Share", which was adopted effective December 31, 1997.

"Earnings per share-assuming dilution" reflects the weighted average incremental shares assumed issued upon exercise of stock options for all periods presented.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL STATEMENTS

Special Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General

Total assets decreased $ 1,469,000, or 2.31%, to $ 62,103,000 at December 31, 1997, as compared to $ 63,572,000 at March 31, 1997.

Deposits decreased $ 2,035,000, or 4.06%, to $ 48,037,000 at December 31, 1997, as compared to $ 50,072,000 at March 31, 1997.

Net loans increased $ 833,000, or 2.36%, to $ 36,148,000 at December 31, 1997,
from $ 35,315,000 at March 31, 1997.

Investments and mortgage-backed securities decreased by $ 1,648,000, or 7.62%, to $ 19,979,000 at December 31, 1997, as compared to $ 21,627,000 at March 31,
1997.

Cash (including interest bearing accounts), decreased by $ 846,000, or 28.04%, to $ 2,171,000 at December 31, 1997, as compared to $ 3,017,000 at March 31, 1997.

Capital Position

The Corporation's capital increased by $ 580,000, or 8.08%, to $ 7,754,000 at December 31, 1997, from $ 7,174,000 at March 31, 1997.

The Association's capital position relative to its minimum capital requirements under the Financial Institution's Reform, Recovery and Enforcement Act of 1989 at December 31, 1997, was as follows:

                                          Amount      Percentage of
                                                         Assets
                                          ------         ------
Tangible capital.....................  $ 7,204,000       11.7 %
Minimum tangible capital requirement.      925,000        1.5 %
                                       -----------       ----
Excess...............................  $ 6,279,000       10.2 %
                                         =========       ======

Core capital.........................  $ 7,204,000       11.7 %
Minimum core capital requirement.....    1,849,000        3.0 %
                                       -----------       ----
Excess...............................  $ 5,355,000        8.7 %
                                         =========       ======

Risk-based capital...................  $ 7,543,000       28.0 %
Minimum risk-based capital requirement.  2,155,000        8.0 %
                                       -----------       ----
Excess.................................$ 5,388,000       20.0 %
                                         =========       ======

Liquidity

The Company's liquidity ratio decreased to 16.71% at December 31, 1997, from 19.56% at March 31, 1997. The Company is required to maintain cash and certain investment securities in an amount equal to 4% of its deposit accounts and short-term borrowings, effective November 24, 1997.

Allowance for Loan Losses

The allowance for loan loss reserves increased by $ 19,000, or 3.74%, to $527,000 at December 31, 1997, as compared to $ 508,000 at March 31, 1997.

The allowance is based upon management's consideration of current and anticipated economic conditions which may affect the ability of borrowers in the loan portfolio to repay loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral.

The increase in the allowance for potential loan losses was implemented by management as a prudent risk-management strategy. Management does not believe that any significant changes in portfolio risk have occurred during the period ended December 31, 1997, as compared to March 31, 1997.

Year 2000 Compliance

As with other organizations, the data processing programs and typical office equipment such as computers, telephone, telecopiers, HVAC controls, alarm systems and elevators were originally designed to recognize calendar years by their last two digits. Software and hardware programmed to recognize only two digit fields may not work properly with dates beyond 1999, and will either need to be replaced or reprogrammed to function properly after January 1, 2000.

The Company has adopted a Year 2000 ("Y2K") Policy and Action Plan to address the issue. The plan provides for four phases, (1) Awareness, (2) Assessment,
(3) Renovation and (4) Implementation. The Data Processing Review and Oversight Committee has been designated to work with the Y2K project officer to successfully complete the project. The President is designated as the Y2K project officer. The Board of Directors will be kept informed of the status of the project and of all problems discovered throughout the process. The Awareness and Assessment phases are virtually complete, and emphasis will now be placed on the Validation and Implementation phases.

Data processing for the Company is provided by a third party service bureau. Software provided by the service bureau is used for such applications as general ledger, deposit, loan, accounts payable and payroll, among others.
The service bureau has stated that it has been preparing for the Y2K since the early 1980's, and writes all of its code to comply with the requirements of having the century marker as part of the application routines. The service bureau has stated that it is actively engaged in finishing its preparations for Y2K compliance. A committee has been formed and monthly updates have begun to keep its users informed of its progress. The awareness and assessment phases are now virtually complete. The renovation phase is well on its way, and the service bureau emphasis will now be on the validation phase.

The Company believes that the Y2K problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.


                COMPARISON OF THE THREE MONTHS ENDED
      DECEMBER 31, 1997 TO THE THREE MONTHS ENDED DECEMBER 31, 1996

General

Total assets increased by $ 4,017,000, or 6.92%, to $ 62,103,000 at December 31, 1997, from $ 58,086,000 at December 31, 1996.

Total deposits decreased $ 2,064,000, or 4.12%, to $ 48,037,000 at December 31, 1997, from $ 50,101,000 at December 31, 1996.

Net loans increased by $ 292,000, or .81%, to $ 36,148,000 at December 31, 1997, from $ 35,856,000 at December 31, 1996.

Investments and mortgage-backed securities increased by $ 3,669,000, or 22.50%, to $ 19,979,000 at December 31, 1997, from $ 16,310,000 at December
31, 1996.

The Corporation's capital increased by $ 706,000, or 10.02%, to $ 7,754,000 at December 31, 1997, from $ 7,048,000 at December 31, 1996.

Net Income

Net income for the three month period ending December 31, 1997 increased by $10,000, or 8.13%, to $ 133,000, or basic earnings per share of $.42, as compared to $123,000, or basic earnings per share of $ .40, for the three month period ending December 31, 1996. Earnings per share, assuming dilution, were $ .39 for the three month period ending December 31, 1997, as compared to $ .38 for the three month period ending December 31, 1996.

Total interest income for the three month period ending December 31, 1997 increased by $ 63,000, or 5.59%, to $ 1,191,000, as compared to $ 1,128,000 for the three month period ending December 31, 1996.

Interest on investments and mortgage-backed securities increased by $ 57,000, or 21.76%, to $ 319,000 for the three month period ending December 31, 1997, as compared to $ 262,000 for the three month period ending December 31, 1996.

Other interest and dividends increased by $ 4,000, or 7.02%, to $ 61,000 for the three month period ending December 31, 1997, as compared to $ 57,000 for the three month period ending December 31, 1996.

Interest expense increased by $ 59,000, or 9.85%, to $ 658,000 for the three month period ending December 31, 1997, as compared to $ 599,000 for the three month period ending December 31, 1996.

The increase in interest expense was primarily due to a $ 5,000,000 advance outstanding from the Federal Home Loan Bank of Seattle ("FHLB") during the three month period ending December 31, 1997. No FHLB advances were outstanding during the three month period ending December 31, 1996.

Loan fees and service charges increased by $ 1,000, or 5.6%, to $ 19,000 for the three month period ending December 31, 1997, from $ 18,000 for the three month period ending December 31, 1996.

Rental income decreased by $ 2,000, or 10.0%, to $ 18,000 for the three month period ending December 31, 1997, as compared to $ 20,000 for the three month period ending December 31, 1996.

Other income increased by $ 1,000, to $ 3,000 for the three month period ending December 31, 1997, as compared to $ 2,000 for the three month period ending December 31, 1996.

Salaries and benefits decreased by $ 1,000, or .62%, to $ 160,000 for the quarter ending December 31, 1997, as compared to $ 161,000 for the corresponding quarter in 1996.

Occupancy, advertising, outside services and other expense increased by $3,000, or 1.9%, to $ 163,000 for the three month period ending December 31, 1997, as compared to $ 160,000 for the same period in 1996.

Premiums on FDIC/SAIF insurance of $ 13,000 were paid during the three month period ending December 31, 1997, as compared to $ 36,000 for the three month period ending December 31, 1996. The reduction in premiums paid for FDIC/SAIF insurance was the result of a combination of lower rates following the recapitalization of the SAIF insurance fund last year, and a reduction in deposits for the three month period ending December 31, 1997, as compared to the comparable period last year.

Total other expenses decreased by $21,000, or 5.9%, to $ 336,000 for the quarter ending December 31, 1997, from $ 357,000 for the comparable period in 1996.

Income tax expense increased by $ 18,000, or 22.78%, to $ 97,000 for the three month period ending December 31, 1997, as compared to $ 79,000 for the three month period ending December 31, 1996.

Net Interest Income

Net interest income increased by $ 4,000, or .76%, to $ 533,000 for the three month period ending December 31, 1997, from $ 529,000 for the corresponding period in 1996.

Interest spread decreased by .29%, to 2.65% at December 31, 1997, from 2.94% at December 31, 1996.

The cost of funds increased by .23%, to 4.92% at December 31, 1997, as compared to 4.69% at December 31, 1996.

Average net interest margin decreased by 19 basis points, to 3.30% at December 31, 1997, from 3.49% at December 31, 1996.

Liquidity

The Association's liquidity ratio decreased to 16.71% at December 31, 1997, from 18.76% at December 31, 1996.

Provision for Loan Losses

The provision for loan loss reserves decreased by $ 3,000, or 30.0%, to $ 7,000 for the three month period ending December 31, 1997, as compared to $ 10,000 for the three month period ending December 31, 1996. The provision for loan losses reflects management's continuing evaluation of the possible loss exposure in the loan portfolio.

Allowance for Loan Losses

The allowance for loan loss reserves increased to $ 527,000 at December 31, 1997, from $ 498,000 at December 31, 1996.

Continuation of the increase in the allowance for potential loan losses has been implemented by management as a prudent risk-management strategy. Management does not believe, however, that any significant changes in portfolio risk have occurred during the three month period ended December 31, 1997, as compared to the corresponding period in 1996.

                 COMPARISON OF THE NINE MONTHS ENDED
      DECEMBER 31, 1997 TO THE NINE MONTHS ENDED DECEMBER 31, 1996

Net Income

Net income for the nine months ended December 31, 1997 increased by $ 198,000, or 87.22%, to $ 425,000, or basic earnings per share of $ 1.36, from $227,000, or basic earnings per share of $ .74, for the nine months ended December 31, 1996. A one-time special assessment of $ 345,000 was levied by the FDIC during the nine month period ending December 31, 1996 to recapitalize the SAIF insurance fund, however no one-time special assessments for FDIC insurance were assessed during the nine month period ending December 31, 1997. Earnings per share, assuming dilution, were $ 1.28 for the nine month period ending December 31, 1997, as compared to $ .70 for the nine month period ending December 31, 1996.

Total interest income increased by $ 114,000, or 3.27%, to $ 3,600,000 for the nine month period ending December 31, 1997, from $ 3,486,000 for the corresponding period in 1996.

Interest and fees on loans receivable decreased by $ 105,000, or 4.15%, to $2,426,000 for the nine month period ending December 31, 1997, as compared to $2,531,000 for the nine month period ending December 31, 1996.

Interest on investments and mortgage-backed securities increased by $ 222,000, or 28.46%, to $ 1,002,000 for the nine month period ending December 31, 1997, as compared to $ 780,000 for the corresponding period in 1996. The increase in interest income this year was primarily due to the earnings generated by the addition of $ 5,000,000 of mortgage-backed securities funded by an FHLB advance.

Other interest and dividends decreased by $ 3,000, or 1.71%, to $ 172,000 for the nine month period ending December 31, 1997, from $ 175,000 for the same period in 1996, primarily as a result of a decrease in liquidity and a lower volume of interest bearing overnight funds and short term investments.

Total interest expense increased by $ 128,000, or 6.98%, to $ 1,963,000 for the nine month period ending December 31, 1997, from $ 1,835,000 for the nine month period ending December 31, 1996. The increase in interest expense during the nine month period ending December 31, 1997 was primarily the result of the impact of a $ 5,000,000 advance from the FHLB.

Loan fees and service charges increased by $ 2,000, or 3.57%, to $ 58,000 for the nine month period ending December 31, 1997, from $ 56,000 for the corresponding period in 1996.

Rental income decreased by $ 3,000, or 4.0%, to $ 72,000 for the nine month period ending December 31, 1997, from $ 75,000 for the same period in 1996.

A $ 46,000 non-recurring gain on sale of investments was realized during the nine month period ending December 31, 1996, however no income from non-recurring gain on sales of investments was received during the corresponding period this year.

Salaries and employee benefits decreased by $ 9,000, or 1.72%, to $ 515,000 for the nine month period ending December 31, 1997, from $ 524,000 for the corresponding period in 1996.

Occupancy expense increased by $ 13,000, or 9.70%, to $ 147,000 for the nine month period ending December 31, 1997, from $ 134,000 for the nine month period ending December 31, 1996.

FDIC/SAIF insurance decreased by $ 413,000, or 91.17%, to $ 40,000 for the nine month period ending December 31, 1997, from $ 453,000 for the corresponding period in 1996. A one-time special assessment of $ 345,000 was levied by the FDIC to recapitalize the SAIF insurance fund during the nine month period ending December 31, 1996, however no corresponding one-time special assessment was levied during the same period this year.

FDIC insurance premiums decreased by $ 68,000, or 62.96%, to $ 40,000 for the nine month period ending December 31, 1997, from $ 108,000 for the nine month period ending December 31, 1996. The decrease was primarily the result of a decrease in the premium rate for FDIC insurance, and a reduction in deposits.

Expense for outside services and advertising decreased by $ 6,000, or 5.08%, to $ 112,000 for the nine month period ending December 31, 1997, as compared to $ 118,000 for the nine month period ending December 31, 1996.

Other expense increased by $ 7,000, or 3.50%, to $ 207,000 for the nine month period ending December 31, 1997, as compared to $ 200,000 for the corresponding period in 1996.

Income tax expense increased by $ 158,000, or 109.0%, to $ 303,000, for the nine month period ending December 31, 1997, as compared to $ 145,000 for the nine month period ending December 31, 1996.

Total other expense decreased by $ 408,000, or 28.55%, to $ 1,021,000 for the nine month period ending December 31, 1997, as compared to $ 1,429,000 for the nine month period ending December 31, 1996. The decrease was primarily due to a one-time special assessment of $ 345,000 levied by the FDIC during the nine month period ending December 31, 1996, to recapitalize the SAIF insurance fund, and a decrease of $ 68,000 in FDIC insurance premiums during the nine month period ending December 31, 1997, from the corresponding period last year.

Net Interest Income

Net interest income decreased by $ 14,000, or .85%, to $ 1,637,000 for the nine month period ending December 31, 1997, from $ 1,651,000 for the comparable period in 1996.

Interest spread decreased by 19 basis points, to 2.77% for the nine month period ending December 31, 1997, as compared to 2.96% for the corresponding period in 1996.

Average net interest margin decreased by 15 basis points, to 3.36% for the nine month period in 1997, as compared to 3.51% for the same period in 1996.

The cost of funds increased by 13 basis points, to 4.85% for the nine month period ending December 31, 1997, as compared to 4.72% for the nine month period ending December 31, 1996.

The yield on earning assets decreased by 6 basis points, to 7.62% for the nine month period ending December 31, 1997, from 7.68% for the nine month period ending December 31, 1996.

Provision for Loan Losses

Provision for loan losses decreased by $ 9,000, or 29.03%, to $ 22,000 for the nine month period ended December 31, 1997, as compared to $ 31,000 for the nine month period ended December 31, 1996.

The provision for loan losses reflects management's continuing evaluation of the possible loan loss exposure in the loan portfolio. Management does not believe that any significant changes in portfolio risk have occurred during the nine months ended December 31, 1997, as compared to the nine months ended December 31, 1996.

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

Item 2 - Changes in Securities - Not applicable.

Item 3 - Defaults Upon Senior Securities - Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5 - Other Information - Not applicable.

Item 6 - Exhibits and Reports on Form 8-K - A report on Form 8-K was filed on December 8, 1997, announcing that the Office of Thrift Supervision did not intend to disapprove the acquisition of additional shares of stock by Michael
E. McKee, representing the "McKee family", and Collette E. Maxwell, representing the "Maxwell family" during the next two years.


                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Big Sky Bancorp, Inc.
                                     --------------------------------
                                         (Registrant)


DATE: February 13, 1998           BY:/s/Michael E. McKee
                                     --------------------------------
                                     Michael E. McKee
                                     President
                                     (Duly Authorized Officer)


                                  BY:/s/Ernest M. Kwiatkowski
                                     --------------------------------
                                     Ernest M. Kwiatkowski
                                     Vice President - Treasurer
                                     (Principal Financial Officer)