Form 10KSB40
period 1998-03-31
BIG SKY BANCORP INC
filed 1998-06-15
CIK 923285

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB

                    Commission File Number:  0-25284

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended March 31, 1998

                                  OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                          BIG SKY BANCORP, INC.
-----------------------------------------------------------------------------
             (name of small business issuer in its charter)

              Delaware                                         81-0494188
---------------------------------------------               -----------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                              I.D. Number)

711 South First Street, Hamilton, Montana                         59840
---------------------------------------------               -----------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (406) 363-4400
                                                            -----------------
Securities registered pursuant to Section 12(b) of the Act:        None
                                                            -----------------
Securities registered pursuant to Section 12(g) of the Act:
                                       Common Stock, par value $.01 per share
                                       --------------------------------------
                                                  (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES   X    NO      .
                   -----     -----
    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The registrant's revenues for the fiscal year ended March 31, 1998 were approximately $5 million.

    The last trade of shares of the Common Stock known by management and between parties unaffiliated with the registrant was on May 12, 1998 at $31.00 per share. As of June 9, 1998, there were issued and outstanding 308,721 shares of the registrant's Common Stock. The aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant on June 9, 1998 was $9,570,351 (308,721 shares at $31.00 per share). For purposes of this calculation, officers and directors of the registrant are considered nonaffiliates of the registrant.

               DOCUMENTS INCORPORATED BY REFERENCE

                               None

                                  Part I

Item 1.  Business
-----------------

General

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

     On April 23, 1998, the Company entered into a definitive merger agreement ("Agreement") with Sterling Financial Corporation ("Sterling") pursuant to which the Company will be merged into Sterling and the Association will be merged into Sterling's wholly-owned subsidiary, Sterling Savings Association. The Agreement provides that each share of the Company's common stock will be exchanged for 1.384 shares of Sterling common stock. The merger is intended to constitute a tax-free reorganization and to be accounted for as a pooling-of-interests. Consummation of the merger is subject to several conditions, including receipt of applicable regulatory approval and approval by the Company's shareholders.

Market Area

     The Company conducts operations from two offices in the city of Missoula, the largest city in Western Montana, and from one office in Hamilton, in Ravalli County. The Company's market area encompasses metropolitan Missoula and the surrounding suburbs in Missoula County, as well as Hamilton and the greater Ravalli County area, which areas combined have a population of approximately 121,000. The largest employers in the Company's market area are the University of Montana, St. Patrick Hospital, Community Medical Center, the United States Forest Service, Washington Corporations (a corporate conglomerate), Rocky Mountain Laboratories (a government-owned research and development center), Stone Container Corporation and Ribi Immunochem (a biotechnology company).

Selected Financial Information

     The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the periods indicated.
                                                     At March 31,
                                       -------------------------------------
                                        1994    1995    1996    1997   1998
                                        ----    ----    ----    ----   ----
                                                   (In Thousands)
FINANCIAL CONDITION DATA:

Total assets . . . . . . . . . . . .  $64,045 $60,127 $60,922 $63,572 $62,268
Loans receivable, net. . . . . . . .   41,015  39,663  37,400  35,315  35,042
Mortgage-backed securities . . . . .    4,111   3,632   3,334   7,995   8,109
Cash, interest bearing deposits and
 investment securities . . . . . . .   15,213  12,782  16,687  16,649  15,401
Deposits . . . . . . . . . . . . . .   56,507  52,324  52,843  50,072  47,770
Advances from the FHLB . . . . . . .       --      --      --   5,000   5,000
Stockholders' equity . . . . . . . .    6,345   5,704   6,796   7,174   7,947

                                                     At March 31,
                                       -------------------------------------
                                       1994    1995    1996    1997    1998
                                       ----    ----    ----    ----    ----
                                                   (In Thousands)
OPERATING DATA:

Interest income. . . . . . . . . . .  $ 4,934 $ 4,604 $ 4,673 $ 4,622 $ 4,768
Interest expense . . . . . . . . . .    2,289   2,197   2,540   2,437   2,607
                                      ------- ------- ------- ------- -------
Net interest income  . . . . . . . .    2,645   2,407   2,133   2,185   2,179
Provision for loan losses. . . . . .      (42)    (42)    (43)    (41)    (30)
                                      ------- ------- ------- ------- -------
Net interest income after provision
 for loan losses . . . . . . . . . .    2,603   2,365   2,090   2,144   2,149

Gain on sale of investments. . . . .      158     110      --      46      --
Gain on sale of mortgage-backed
 securities. . . . . . . . . . . . .      116       8      --      --      --
Gain on sale of premises and
 equipment . . . . . . . . . . . . .       --      --     616      --      --
Other income . . . . . . . . . . . .      268     251     251     171     179
                                      ------- ------- ------- ------- -------
Total other income . . . . . . . . .      542     369     867     217     179
                                      ------- ------- ------- ------- -------
SAIF assessment expense. . . . . . .       --      --      --     345      --
Other expense. . . . . . . . . . . .    1,471   1,572   1,461   1,386   1,346
                                      ------- ------- ------- ------- -------
Total other expense. . . . . . . . .    1,471   1,572   1,461   1,731   1,346
                                      ------- ------- ------- ------- -------
Income before income tax provision .    1,674   1,162   1,496     630     982

Provision for income taxes . . . . .     (592)   (477)   (581)   (245)   (410)
                                      ------- ------- ------- ------- -------
Net income . . . . . . . . . . . . .  $ 1,082 $   685 $   915 $   385 $   572
                                      ======= ======= ======= ======= =======
Basic earnings per share . . . . . .  $  2.77 $  1.89 $  2.99 $  1.25 $  1.85

Diluted earnings per share . . . . .  $  2.66  $ 1.80  $ 2.84  $ 1.18  $ 1.72

                                                Year Ended March 31,
                                        ------------------------------------
                                        1994    1995    1996    1997    1998
                                        ----    ----    ----    ----    ----
OTHER DATA:

Number of:
 Total loans outstanding . . . . . .      927     830     801     751     819
 Deposit accounts. . . . . . . . . .    6,585   6,121   5,904   5,386   5,098
 Full-service offices. . . . . . . .        3       3       3       3       3

KEY OPERATING RATIOS:
                                                    At or For the
                                                 Year Ended March 31,
                                        ------------------------------------
                                         1994    1995    1996    1997   1998
                                         ----    ----    ----    ----   ----
Performance Ratios:

Return on average assets (net
 income divided by average
 assets) . . . . . . . . . . . . . .     1.70%   1.10%   1.49%   0.64%   0.92%
Return on assets (net income
 divided by average assets -
 without SAIF expense). . . . . . . .      --      --      --    0.99      --
Return on average equity (net
 income divided by average equity). .   18.89   11.01   14.62    5.50    7.55
Return on beginning equity (net
 income divided by beginning equity -
 without SAIF expense). . . . . . . .      --      --      --    8.77      --
Interest rate spread (difference
 between yield on interest-earning
 assets and average cost of interest-
 bearing liabilities for the period).    3.17    3.19    2.82    2.80    2.76
Net interest margin (net interest
 income as a percentage of average
 interest-earning assets for the
 period). . . . . . . . . . . . . . .    3.54    3.51    3.34    3.29    3.36
Non-interest expense to total assets.    2.30    2.61    2.40    2.18    2.16
Non-interest expense to average assets   2.31    2.51    2.38    2.28    2.15
Average interest-earning assets to
 average interest-bearing liabilities  109.26  110.92  111.69  112.67  113.92

Asset Quality Ratios:

Allowance for loan losses to total
 loans at end of period . . . . . . .     .91    1.05    1.25    1.44    1.52

Net charge-offs to average outstanding
 loans during the period. . . . . . .      --      --      --      --     .01

Ratio of non-performing assets to
 total assets . . . . . . . . . . . .     .57     .67     .06     .06      --

Capital Ratios:

Average equity to average assets. . .    9.00    9.95   10.19   11.54   12.12

Lending Activities

     General. The principal lending activity of the Company is the origination of single-family residential mortgage and construction loans and, to a lesser extent, multi-family residential and commercial real estate loans. The Company also makes consumer and student loans.

     Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                               March 31,
                        -----------------------------------------------------
                             1996                1997              1998
                        ---------------    ---------------    ---------------
                        Amount  Percent    Amount  Percent    Amount  Percent
                        ------  -------    ------  -------    ------  -------
                                       (Dollars in thousands)
Mortgage Loans:
 Residential(1):
  Conventional . . .   $34,183   91.40%   $32,327    91.54%  $31,239   89.15%
  Federal Housing
   Administration
   ("FHA") and
   Veterans' Admin-
   istration ("VA").       638    1.71        540     1.53       492    1.40
 Construction. . . .        --      --        188     0.53     1,134    3.24
 Commercial. . . . .     2,028    5.42      2,005     5.68     1,743    4.97
   Total mortgage      -------  ------    -------   ------   -------  ------
    loans. . . . . .    36,849   98.53     35,060    99.28    34,608   98.76
                       -------  ------    -------   ------   -------  ------
  Consumer and other
   loans . . . . . .     1,358    3.63      1,145     3.24     1,400    3.99
                       -------  ------    -------   ------   -------  ------
  Total loans. . . .    38,207  102.16     36,205   102.52    36,008  102.75
                       -------  ------    -------   ------   -------  ------
Less:
 Undisbursed loans in
  process. . . . . .        --      --         79    (0.22)      140   (0.40)
 Unearned discounts.         8   (0.02)         8    (0.02)        8   (0.02)
 Deferred loan fees,
  net. . . . . . . .       331   (0.89)       295    (0.84)      284    (.81)
 Allowance for loan
  losses . . . . . .       468   (1.25)       508    (1.44)      534   (1.52)
 Loans receivable,     -------  ------    -------   ------   -------  ------
  net. . . . . . . .   $37,400  100.00%   $35,315   100.00%  $35,042  100.00%
                       =======  ======    =======   ======   =======  ======
---------------
(1)  Includes construction loans converted to permanent loans.

     Residential Loans. The Company's lending activities have concentrated on the origination of residential mortgages, primarily for retention in the Company's loan portfolio. At March 31, 1998, residential mortgages constituted approximately 89% of total loans. Virtually all residential mortgages are collateralized by properties within the Company's market area.

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

     The Company also has originated loans pursuant to the Montana Board of Housing Program under which it receives a fee for the origination of residential loans to low-income and moderate-income families. At March 31, 1998, the Company had $1.01 million of such loans outstanding.

     Commercial Real Estate Loans. At March 31, 1998, the Company had commercial real estate loans outstanding of $1.7 million. Loans collateralized by commercial properties have been the most prominent type of lending diversification exhibited by the Company, amounting to approximately 5% of total loans outstanding at March 31, 1998. Included in the portfolio are loans collateralized by convenience stores, retail businesses, commercial offices and mobile home parks. The Company's largest commercial real estate loan, which had an outstanding balance of $294,000 at March 31, 1998, is collateralized by an office building in downtown Missoula. The Company has also invests in loans secured by multi-family residential properties with five units or more. The largest multi-family real estate loan, which had an outstanding balance of $520,000 at March 31, 1998, is collateralized by a 35 unit apartment complex.

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

     Construction Loans. The Company occasionally makes loans to finance the construction of single family residences. These loans primarily are loans that will convert to permanent financing after the construction is completed. At March 31, 1998 the Company had $1.1 million construction loans outstanding.

     Consumer Loans. The Company views consumer lending as an additional component of its business operations because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Company believes that offering consumer loans helps to expand and create stronger ties to its customer base.

     The Company offers a variety of secured consumer loans, including direct automobile loans, home equity loans, home improvement loans, student loans and loans secured by savings deposits. In addition, the Company offers unsecured consumer loans. Consumer loans totaled $1.4 million, including $491,000 of loans secured by subordinate liens on real property, at March 31, 1998.

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

     The Company had $11,000 consumer loans delinquent at March 31, 1998. However, consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Company as the holder of the loan.

Loan Maturity and Repricing

     The following table sets forth certain information at March 31, 1998 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                     After One   After 5
                            Within   Year        Years       Beyond
                            One      Through     Through     10
                            Year     5 Years     10 Years    Years     Total
                            ----     -------     --------    -----     -----
                                             (In thousands)

Mortgage loans:
  Residential. . . . . .   $4,438    $1,084       $4,380    $21,829  $31,731
  Construction . . . . .    1,134        --           --         --    1,134
  Commercial . . . . . .      479       483          504        277    1,743
Consumer and other
  loans. . . . . . . . .      492       677          143         88    1,400
                           ------    ------       ------    -------  -------
   Total loans . . . . .   $6,543    $2,244       $5,027    $22,194  $36,008
                           ======    ======       ======    =======  =======

     The following table sets forth the dollar amount of all fixed-rate and adjustable-rate loans in the Company's portfolio due after March 31, 1999.

                                     Fixed Rate  Adjustable Rate   Total
                                     ----------  ---------------   -----
                                                 (In thousands)
Mortgage loans:
  Residential. . . . . . . . . . .    $28,235        $3,496       $31,731
  Construction . . . . . . . . . .      1,134            --         1,134
  Commercial . . . . . . . . . . .      1,743            --         1,743
Consumer and other loans . . . . .      1,400            --         1,400
                                      -------        ------       -------
   Total loans . . . . . . . . . .    $32,512        $3,496       $36,008
                                      =======        ======       =======

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

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                    Year Ended March 31,
                                                 ---------------------------
                                                 1996       1997       1998
                                                 ----       ----       ----
                                                       (In thousands)
Total gross loans at
  beginning of period. . . . . . . . . . .     $40,502    $38,207    $36,205

Loans originated:
 Single-family residential . . . . . . . .       3,947      4,612      2,968
 Multi-family residential and
  commercial real estate . . . . . . . . .         460         --         --
 Construction. . . . . . . . . . . . . . .          62        534      2,215
 Consumer and other. . . . . . . . . . . .         282        438        770
                                               -------    -------    -------
   Total loans originated. . . . . . . . .       4,751      5,584      5,953

Loans purchased. . . . . . . . . . . . . .          --         --         --
Loans sold . . . . . . . . . . . . . . . .          --         --         --

Mortgage loan principal repayments . . . .       6,429      7,547      6,693

Net loan activity. . . . . . . . . . . . .        (617)       (39)       163
                                               -------    -------    -------
Total gross loans at end of period . . . .     $38,207    $36,205    $36,208
                                               =======    =======    =======

     Loan Commitments. The Company issues commitments for fixed and adjustable rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval, depending on the type of transaction. At March 31, 1998, the Company had outstanding net loan commitments to originate fixed rate mortgage loans and adjustable rate mortgage loans of approximately $31,000 and $-0-, respectively.

     Loan Origination and Other Fees. The Company, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The Company usually charges origination fees of 1.0% to 3.0% on one to four-family residential real estate loans, long-term commercial real estate loans and residential construction loans. Current accounting standards require points and fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment or sale. The Company had $284,000 of net deferred mortgage loan fees at March 31, 1998.

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

     The following table sets forth information with respect to the Company's nonperforming assets for the periods indicated. During the periods shown, the Company had no restructured loans in which the terms of restructure require disclosure under Statement of Financial Accounting Standards ("SFAS") No. 15.

                                               March 31,
                                        ----------------------
                                        1996     1997     1998
                                        ----     ----     ----
                                           (In thousands)
Loans accounted for on
  a nonaccrual basis:
 Real estate -
  Residential. . . . . . . . . . .      $35       $--      $--
 Consumer. . . . . . . . . . . . .       --        --       --
                                        ---       ---      ---
     Total . . . . . . . . . . . .      $35       $--      $--

Accruing loans which are contractually
  past due 90 days or more:
 Real estate -
  Residential. . . . . . . . . . .      $--       $38      $--
 Consumer. . . . . . . . . . . . .       --        --       --
                                        ---       ---      ---
     Total . . . . . . . . . . . .      $--       $38      $--

                                               March 31,
                                        ----------------------
                                        1996     1997     1998
                                        ----     ----     ----
                                           (In thousands)
Total of nonaccrual and 90
  days past due loans. . . . . . .      $35       $38      $--

Real estate owned. . . . . . . . .       --        --       --
     Total nonperforming                ---       ---      ---
       assets. . . . . . . . . . .      $35       $38      $--
                                        ===       ===      ===
Total nonaccrual loans
  delinquent 90 days or
  more to net loans. . . . . . . .      .09%       --       --

Total loans delinquent 90
  days or more to total
  assets . . . . . . . . . . . . .      .06%      .06%      --

Total nonperforming assets
  to total assets. . . . . . . . .      .06%      .06%      --

     Interest income that would have been recorded for the year ended March 31, 1998 had nonaccruing loans been current in accordance with their original terms amounted to $-0-. The amount of interest income on such loans included in net income for the year ended March 31, 1998 amounted to $-0-.

     Asset Classification. The Office of Thrift Supervision ("OTS") has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are classified as special mention and monitored by the Company.

     At March 31, 1998, the Company had no loans classified as loss, doubtful or substandard and had two residential mortgage loans totaling $53,000 classified as special mention.

     Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the unpaid principal balance of the related loan plus foreclosure costs. Upon receipt of a new appraisal and market analysis, the carrying value is written down to the lower of anticipated sales price less selling and holding costs or cost. At March 31, 1998, the Company did not hold any real estate owned as a result of foreclosure.

     Allowance for Loan Losses. The Company's management evaluates the need to establish reserves against losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a probable and estimable decline in value has occurred or when the fair value of the asset minus estimated cost to sell the asset is less than the cost. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. At March 31, 1998 the Company had an allowance for loan losses of $534,000 which represented 1.5% of total loans. The increase in the provision for potential loan losses was implemented by management as a prudent risk-management strategy, as the Company has historically maintained loan loss reserves at lower levels than many peer group institutions. Based on past experience and future expectations, management believes that loan loss reserves are adequate. The Company believes that its loan loss reserve as a percentage of total loans at March 31, 1998 is comparable with similar institutions in its market area.

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

                                                     Year Ended March 31,
                                                   -----------------------
                                                   1996     1997      1998
                                                   ----     ----      ----
                                                    (Dollars in thousands)

Allowance at beginning of period . . . . . . . .   $424     $468      $508
Provision for loan losses. . . . . . . . . . . .     44       41        30
                                                   ----     ----      ----
  Total. . . . . . . . . . . . . . . . . . . . .    468      509       538
                                                   ----     ----      ----
Charge-offs:
 Residential real estate . . . . . . . . . . . .     --       --        --
 Consumer. . . . . . . . . . . . . . . . . . . .     --       (2)       (5)
                                                   ----     ----      ----
  Total charge-offs. . . . . . . . . . . . . . .     --       (2)       (5)
                                                   ----     ----      ----
 .Recoveries:
 Residential real estate . . . . . . . . . . . .     --       --        --
 Consumer. . . . . . . . . . . . . . . . . . . .     --        1         1
                                                   ----     ----      ----
  Total recoveries . . . . . . . . . . . . . . .     --        1         1
                                                   ----     ----      ----
  Net charge-offs  . . . . . . . . . . . . . . .     --       (1)       (4)
                                                   ----     ----      ----
  Balance at end of period . . . . . . . . . . .   $468     $508      $534
                                                   ====     ====      ====
Ratio of allowance to total loans
 outstanding at the end of the period. . . . . .   1.25%    1.44%     1.52%

Ratio of net charge-offs (recoveries)
 to average loans outstanding
 during the period . . . . . . . . . . . . . . .     --       --       .01%

Loan Loss Allowance by Category

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated.

                                              March 31,
                     ---------------------------------------------------------
                            1996                1997             1998
                     -------------------  ------------------ -----------------

                                % of               % of               % of
                                Loans in           Loans in           Loans in
                                Category           Category           Category
                                to Out-            to Out-            to Out-
                                standing           standing           standing
                                Total              Total              Total
                     Amount     Loans     Amount   Loans     Amount   Loans
                     ------     -----     ------   -----     ------   -----
                                      (Dollars in thousands)
Mortgage loans:
 Residential . . .   $406      91.14%      $442     91.30%    $467    91.27%
Consumer . . . . .     62       3.55         66      3.16       67     3.17
                     ----                  ----               ----
 Total allowance
  for loan losses.   $468         --       $508        --     $534       --
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

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

     The following table sets forth the Company's investment securities portfolio at carrying value at the dates indicated.

                                                March 31,
                         ----------------------------------------------------
                                1996              1997              1998
                         ----------------  ----------------  ----------------
                                  Percent           Percent           Percent
                                  of                of                of
                         Carrying Port-    Carrying Port-    Carrying Port-
                         Value    folio    Value    folio    Value    folio
                         -----    -----    -----    -----    -----    -----
                                        (Dollars in thousands)
Available for sale:
Marketable equity
 securities. . . . . . . $   396    2.33%  $   359    1.66%  $   547    3.32%
Mortgage-backed
 securities. . . . . . .   2,164   12.76     1,856    8.58     1,986   12.05
Collateralized
 mortgage obligations
   ("CMOs"). . . . . . .     485    2.86     5,564   25.73     5,665   34.37
   Total available       -------  ------   -------  ------   -------  ------
    for sale . . . . . .   3,045   17.95     7,779   35.97     8,198   49.74
                         -------  ------   -------  ------   -------  ------
Held to maturity:
U.S. Government
 and agency obligations.  12,948   46.33    12,698   58.71     7,250   43.99
Certificates of deposit.     100    0.59       290    1.34       290    1.76
Municipal obligations. .     185    1.09       285    1.32       285    1.73
Mortgage-backed
 securities  . . . . . .     685    4.04       575    2.66       458    2.78
   Total held to         -------  ------   -------  ------   -------  ------
    maturity . . . . . .  13,913   82.05    13,848   64.03     8,283   50.26
                         -------  ------   -------  ------   -------  ------
   Total . . . . . . . . $16,963  100.00%  $21,627  100.00%  $16,481  100.00%
                         =======  ======   =======  ======   =======  ======

    The following table sets forth the maturities and weighted average yields of the debt securities in the Company's investment securities portfolio at March 31, 1998.

                                   Over           Over
                   Less Than       One to         Five to         Over Ten
                   One Year      Five Years       Ten Years         Years
                 ------------   -------------   -------------   -------------
                 Amount Yield   Amount  Yield   Amount  Yield   Amount  Yield
                 ------ -----   ------  -----   ------  -----   ------  -----
                                    (Dollars in thousands)

Available for sale:
Marketable equity
 securities. . .  $ --    --%   $   --    --%   $   --    --%   $  547  7.88%
Mortgage-backed
 securities. . .    --    --       279  8.66       986  7.00       721  7.03
CMOs . . . . . .    --    --        --    --       496  5.75     5,169  6.60
                  ----  ----    ------  ----    ------  ----    ------  ----
Held to maturity:

U.S. Government
 and agency
 obligations . .   750  5.02     1,000  6.31     5,250  5.81       250   7.04
Certificates
 of deposit. . .   100  5.85        --    --        95  6.13        95   7.00
Municipal
 obligations . .    --    --       185  6.37       100  7.68        --    --
Mortgage-backed
 securities  . .    --    --        --    --        --    --       458  7.92
                  ----  ----    ------  ----    ------  ----    ------  ----
 Total . . . . .  $850  5.12%   $1,464  7.20%   $6,927  6.01%   $7,240  6.84%
                  ====  ====    ======  ====    ======  ====    ======  ====

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

     Deposit Balances. The following table sets forth information concerning the Company's time deposits and other interest-bearing deposits at March 31, 1998.
                                                                      Percent-
                                                                      age
Interest                                         Minimum              of Total
Rate     Term           Category                 Amount     Balance   Deposits
----     ----           --------                 ------     -------   --------
        (Dollars in thousands, except for minimum amounts)

2.10%    None           NOW Accounts             $   25     $ 4,260     8.91%
2.99     None           Regular Savings              10       8,556    17.91
3.07     None           Money Market Accounts     2,500         776     1.62

                        Certificates of Deposit
                        -----------------------
5.00     90 days        Fixed term, fixed rate    2,500         496     1.03
5.35     4-6 months     Fixed term, fixed rate    2,500       3,533     7.39
5.79     7-12 months    Fixed term, fixed rate      100      15,394    32.22
5.75     13-24 months   Fixed term, fixed rate      100       3,266     6.84
5.89     25-48 months   Fixed term, fixed rate      100       2,267     4.75
6.05     49-120 months  Fixed term, fixed rate      100       9,222    19.33
                                                            -------   ------
                                                            $47,770   100.00%
                                                            =======   ======

     Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable. At March 31, 1998, the Company did not have any jumbo certificates of deposit.

     Deposit Flow. The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Company at the dates indicated.

                                        March 31,
          --------------------------------------------------------------------
                1996                 1997                     1998
          ---------------  -----------------------  --------------------------
                   Percent          Percent                  Percent
                     of               of   Increase           of     Increase
          Amount   Total   Amount   Total (Decrease) Amount  Total  (Decrease)
          ------   -----   ------   ----- ---------- ------  -----  ----------
                                  (Dollars in thousands)
NOW
 check-
 ing      $  674    1.28%  $1,020    2.04% $   346  $   979   2.05%   $   (41)
Super
 NOW
 checking  3,401    6.43    3,471    6.93       70    3,281   6.86       (190)
Regular
 savings
 accounts  9,990   18.90    9,540   19.05     (450)   8,556  17.91       (984)
Money
 market
 deposit   1,041    1.97      880    1.76     (161)     776   1.62       (104)

Fixed-rate
 certificates
  which
  mature in:
  1-12
   months 21,389   40.48   19,794   39.53   (1,595)  19,423   40.66      (371)
 13-24
  months   3,349    6.34    3,210    6.41     (139)   3,266    6.84        56
 25-36
  months   2,807    5.31    1,934    3.86     (873)   2,267    4.75       333
 Certificates
  maturing
 there-
 after .  10,192   19.29   10,223   20.42       31    9,222   19.31    (1,001)
         -------  ------  -------  ------  -------  -------  ------   -------
  Total. $52,843  100.00% $50,072  100.00% $(2,771) $47,770  100.00%  $(2,302)
         =======  ======  =======  ======  =======  =======  ======   =======

     NOTE: Individual retirement accounts ("IRA") are included in certificate balances: Amounts are $3.62 million, $3.63 million and $3.35 million for March 31, 1996, 1997 and 1998, respectively.

     Time Deposits by Rates. The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                  At March 31,
                                       -------------------------------
                                       1996           1997        1998
                                       ----           ----        ----
                                                (In thousands)

       3.01 - 4.00%. . . . . .       $   668       $    --     $    --
       4.01 - 5.00%. . . . . .         6,589         4,785         496
       5.01 - 6.00%. . . . . .        17,121        24,025      24,371
       6.01 - 7.00%. . . . . .        13,271         6,351       9,311
       7.01 - 8.00%. . . . . .            88            --          --

     The following table sets forth the amount and maturities of time deposits at March 31, 1998.

                                            Amount Due
                         -----------------------------------------------------
                         Less Than    1-2       2-3          3-4      After
                         One Year     Years     Years        Years    4 Years
                         --------     -----     -----        -----    -------
                                            (In thousands)

4.01 - 5.00% . . . . . . $   496      $   --    $   --       $ --     $   --
5.01 - 6.00% . . . . . .  19,496       3,565       915        395         --
6.01 - 7.00% . . . . . .   4,913         772     1,222         33      2,371

     The following table sets forth the savings activities of the Company for the periods indicated.

                                                 Year Ended March 31,
                                               -------------------------
                                               1996      1997       1998
                                               ----      ----       ----
                                                     (In thousands)

Beginning balance. . . . . . . . . . . . .   $52,324   $52,843    $50,072
Net increase (decrease)
  before interest
  credited . . . . . . . . . . . . . . . .    (2,002)   (5,198)    (4,648)
Interest credited. . . . . . . . . . . . .     2,521     2,427      2,346

Net increase (decrease)
  in savings deposits  . . . . . . . . . .       519    (2,771)    (2,302)
                                             -------   -------    -------
Ending balance . . . . . . . . . . . . . .   $52,843   $50,072    $47,770
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

     The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB generally limits advances to 20% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The FHLB determines specific lines of credit for each member institution.

     The following table sets forth certain information regarding the Company's use of FHLB advances during the periods indicated.

                                                Years Ended March 31,
                                                ---------------------
                                                1997             1998
                                                ----             ----
                                                (Dollars in Thousands)

Maximum balance at any month end . . . . . .   $5,000           $5,000
Average balance. . . . . . . . . . . . . . .    5,000              452
Year end balance . . . . . . . . . . . . . .    5,000            5,000
Weighted average interest rate:
  At end of year . . . . . . . . . . . . . .     5.39%            5.04%
  During the year. . . . . . . . . . . . . .     5.33             5.04

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

                           REGULATION OF THE COMPANY

     The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"). As such, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. Big Sky is required to file certain reports with, and otherwise comply with the regulations of, the OTS and the Securities and Exchange Commission ("SEC"). As a subsidiary of a savings and loan holding company, First Federal is subject to certain restrictions in its dealings with Big Sky and with other companies affiliated with Big Sky and is subject to regulatory requirements and provisions as a federal savings institution.

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

Holding Company Activities

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution,
(iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

Qualified Thrift Lender Test

     The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "REGULATION OF FIRST FEDERAL -- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                         REGULATION OF FIRST FEDERAL

General

     The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents.
The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS and the SEC.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Association, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Seattle. The Association is in compliance with this requirement with an investment in FHLB-Seattle stock of $2.01 million at March 31, 1998. Among other benefits, the FHLB-Seattle provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Seattle.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Association's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Association's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Association pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Association, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980's to help fund the losses incurred by failed institutions. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31,

1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Association.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Association.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. See Item 6. "Management's Discussion and Analysis or Plan of Operation" contained herein.

     Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

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

     At March 31, 1998, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 1998, the Association satisfied the QTL test.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. An institution that fails to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Association.

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

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

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

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

     Activities of Savings Associations and their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings
association were a Federal Reserve member bank.   A savings and loan holding
company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Association to an affiliate must be secured by collateral in accordance with Section 23A.

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

     Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Association received a "satisfactory" rating as a result of its latest evaluation.

                        FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Association report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company.

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

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, the Association's bad debt deduction must be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Association makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Association's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Association makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION OF FIRST FEDERAL" for limits on the payment of dividends by the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax is paid.

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

Item 2.  Properties
-------------------

     The Company's main office, which is owned, is located in Hamilton Montana. The Company has two branch offices in Missoula, Montana, one of which is leased, and the other of which is owned. The lease on the Missoula branch expires in 1998, although the Association has options to extend the term for four five-year periods. The Company's net investment in its office, properties and equipment totaled $1.3 million at March 31, 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The common stock of the Company is not regularly and actively traded in any established market, although quoted bid and asked prices to the Company's common stock may be available on the OTC-Bulletin Board under the symbol BBKY. During the quarter ended March 31, 1998, the common stock was traded at prices ranging between $24.50 and $27.50. The last known trade occurred on May 12, 1998 at $31.00. At March 31, 1998, the Company had 308,721 shares of Common Stock issued and outstanding and 294 stockholders of record.

     The Company's ability to pay dividends is dependent on dividends received from the Association. OTS regulations require the Association to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Association to the Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. See "REGULATION -- Regulation of the Association -- Limitations on Capital Distributions." In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Company below the amount required for the liquidation account or the regulatory capital requirements imposed by the OTS. See Note 13 of Notes to the Consolidated Financial Statements included elsewhere herein.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Asset and Liability Management

     The Company has employed various strategies intended to minimize the adverse effect of interest-rate risk on future operations by more closely matching the repricing frequency of its assets and liabilities at a level determined to be prudent by management. The Company's Asset/Liability Management Policies generally seek to increase the interest rate sensitivity of the Company's interest-earning assets by shortening their repricing intervals and maturities, and to reduce the interest rate sensitivity of its interest-bearing liabilities by increasing their repricing intervals and maturities.

     The Company's Asset/Liability Management Committee meets periodically to review market conditions and implement strategies designed to manage the balance between asset and liability interest rate sensitivity. These strategies generally include restructuring the Company's balance sheet, new product development and product promotion through marketing. Because interest rate risk management involves all areas of operation of the Company, the responsibilities of the Asset/Liability Management Committee also include savings, checking and loan product development, pricing and marketing, and supervision and investment of liquid assets.

Pricing Policy

     Liability pricing is established by senior management of the Company. Treasury yield information, other relevant money market rate data, prior period deposit activity and a survey of local deposit rates are reviewed before the Company's rates are adjusted. Funding requirements for the acquisition of assets are also considered in setting deposit rates and in determining the mix of liabilities to be used to fund asset growth.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

     The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. On August 23, 1993, the OTS issued a regulation which would add an interest rate risk component to the risk capital standards (the "final IRR rule").

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

     The following table presents the Association's NPV at March 31, 1998 , as calculated by the OTS, based on information provided to the OTS by the Association.

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE

                       Net Portfolio Value       NPV as % of PV of Assets
Change in Interest
Rate in Basis Points   $ Amount  $ Change  % Change    NPV Ratio   Change
--------------------   --------  --------  --------    ---------   ------
                       (Dollars in thousands)

   400  bp               6,707    (3,708)    (36)%     11.32%     (485) bp
   300  bp               7,753    (2,662 )   (26)%     12.78%     (338) bp
   200  bp               8,860    (1,555)    (15)%     14.26%     (190) bp
   100  bp               9,748      (667)     (6)%     15.38%      (79) bp
     0  bp              10,415             16.17%
  (100) bp              10,732       317       3%      16.48%       31  bp
  (200) bp              10,795       381       4%      16.46%       29  bp
  (300) bp              11,019       604       6%      16.64%       47  bp
  (400) bp              11,409       994      10%      17.02%       85  bp

Yields Earned and Rates Paid

     The earnings of the Company depend largely on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts and borrowings), as well as the relative size of the Company's interest-earning asset and interest-bearing liability portfolios.

     During the year ended March 31, 1998, average total assets increased $2.84 million, or 4.68%, to $63.51 million in 1998 from $60.67 million in 1997.

     The average weighted balance of loans decreased by $248,000, to $37.07 million in 1998 from $37.32 million in 1997.

     The average weighted balance of mortgage-backed securities increased by $4.5 million, to $7.99 million in 1998 from $3.54 million in 1997. The increase was due to the purchase of $5 million of CMOs which were funded by advances from the FHLB-Seattle.

     The average investment securities portfolio decreased $1.36 million or 9.89%, to $12.39 million in 1998 from $13.75 million in 1997.

     Total interest-earning assets increased by $2.74 million, or 4.72%, to $60.81 million in 1998 from $58.07 million in 1997.

     Total deposits and other interest-bearing liabilities increased by $1.84 million, to $53.38 million in 1998 from $51.54 million in 1997.

     The yield on average interest-earning assets decreased 9 basis points, to 7.87% for the year ending March 31, 1998, from 7.96% for the year ending March 31, 1997. The average cost of funds increased 15 basis points, to 4.88% for 1998, from 4.73% for 1997.

     Net interest income decreased $6,000, or .27%, to $2.18 million in 1998 from $2.19 million in 1997.

     The Company's interest rate spread (difference between yield on interest-earning assets and average cost of interest-bearing liabilities) decreased 24 basis points, to 2.99% in 1998 from 3.23% in 1997.

     The net interest margin (net interest income as a percentage of average interest-earning assets) decreased 18 basis points, to 3.58% in 1998 from 3.76% in 1997.

     The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest- earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using the average of month-end balances during such period. Such average balances are considered to be representative of the average daily balance for each period presented.

     Average consolidated statements of financial position and analysis of net interest spreads were as follows:



                                                 Year Ended March 31,                                 At
                 --------------------------------------------------------------------------------- March
31,
                            1996                        1997                        1998             1998
                 --------------------------- -------------------------- --------------------------   ----
                          Interest                     Interest                    Interest
                 Average    and      Yield/  Average     and     Yield/ Average      and     Yield/
Yield/
                 Balance  Dividend   Cost    Balance   Dividend  Cost   Balance    Dividend  Cost    Cost
                 -------  --------   ----    -------   --------  ----   -------    --------  ----
Interest-earning
 assets(1):                                   (Dollars in thousands)
Loans. . . . . . $39,795  $ 3,535    8.88%   $37,315   $ 3,335    8.94%  $37,067   $ 3,250   8.77%
8.26%
Mortgage-backed
 securities. . .   3,492      250    7.16      3,538       259    7.32     7,985       556   6.96
6.67
Investment
 securities. . .  11,043      608    5.51     13,752       798    5.80    12,392       746   6.02
5.89
Daily interest-
 bearing deposits
 and other earning
 assets. . . . .   4,506      280    6.21      3,463       230    6.64     3,365       234   6.95
6.36
                 -------  -------    ----   --------   -------    ----  --------   -------   ----     ---
-
Total interest-
 earning assets.  58,836    4,673    7.94     58,068     4,622    7.96    60,809     4,786   7.87
7.48

Non interest-
 earning assets.   2,582                       2,602                       2,698
                 -------                     -------                     -------
Total assets . . $61,418                     $60,670                     $63,507
                 =======                     =======                     =======
Interest-bearing
 liabilities:

Total deposits
 and other
 interest-bearing
 liabilities . . $52,680    2,540    4.82%   $51,538   $ 2,437    4.73%  $53,378   $ 2,607   4.88%
4.98%
                 -------  -------    ----   --------   -------    ----  --------   -------   ----    ----
Non interest-
 bearing
 liabilities . .   2,479                       2,129                       2,550
                 -------                     -------                     -------
Total
 liabilities . .  55,159                      53,667                      55,928
                 -------                     -------                     -------
Stockholders'
 equity. . . . .   6,259                       7,003                       7,579
                 -------                     -------                     -------

                                                         -29-

                                                 Year Ended March 31,                                 At
                 --------------------------------------------------------------------------------- March
31,
                            1996                        1997                        1998             1998
                 --------------------------- -------------------------- --------------------------   ----
                          Interest                     Interest                    Interest
                 Average    and      Yield/  Average     and     Yield/ Average      and     Yield/
Yield/
                 Balance  Dividend   Cost    Balance   Dividend  Cost   Balance    Dividend  Cost    Cost
                 -------  --------   ----    -------   --------  ----   -------    --------  ----
                                              (Dollars in thousands)
Total liabili-
 ties and
 stockholders'
 equity. . . . . $61,418                     $60,670                     $63,507
                 =======                     =======                     =======
Net interest
 income. . . . .          $ 2,133                      $ 2,185                     $ 2,179
                          =======                      =======                     =======
Interest rate
 spread. . . . .                     3.12%                        3.23%                      2.99%
2.50%

Net interest
 margin. . . . .                     3.63%                        3.76%                      3.58%
3.10%

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities . .                   111.69%                      112.67%                    113.92%

--------------------
(1)   Does not include interest on loans 90 days or more past due.

                                                         -30-

Rate/Volume Analysis

                                   1997 Compared to 1996                    1998 Compared to 1997
                                     Increase (Decrease)                     Increase (Decrease)
                                ----------------------------------    -----------------------------------
                                                  Rate/                         Rate/
                                Rate   Volume     Volume   Net        Rate      Volume   Volume   Net
                                ----   ------     ------   ---        ----      ------   ------   ---
                                                             (In thousands)
Interest-earning assets:

Loans(1) . . . . . . . . . . .  $ 23   $ (221)    $  (2)   $ (200)    $ (64)    $ (22)    $  1    $  (85)
Mortgage-backed securities . .     5        3         1         9       (13)      326      (16)      297
Investment securities. . . . .    32      150         8       190        30       (79)      (3)      (52)
Daily interest-bearing
 deposits and other earning
 assets. . . . . . . . . . . .    19      (65)       (4)      (50)       11        (6)      (1)        4
                                ----   ------     -----    ------     -----     -----     ----     -----
Total net change in income
on interest-earning assets . .  $ 79   $ (133)    $   3       (51)    $ (36)    $ 219     $(19)      164
                                ====   ======     =====    ------     =====     =====     ====     -----
Interest-bearing liabilities:

Total net change in
 expense on interest-
 bearing liabilities . . . . .  $(48)  $  (56)    $   1      (103)    $  78     $  88     $  4       170
                                ====   ======     =====    ------     =====     =====     ====     -----
Net change in net interest
income . . . . . . . . . .                                 $   52                                  $  (6)
                                                           ======                                  =====
-----------------
(1)  Does not include interest on loans 90 days or more past due.

                                                         -31-

Liquidity

     The Company's primary sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities) and, to a lesser extent, maturities of investment securities and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The Company attempts to price its deposits to meet its asset/liability objectives discussed above, consistent with local market conditions. Excess balances are invested in overnight funds. In addition, the Company is eligible to borrow funds from the FHLB-Seattle. The Company is required to maintain cash and certain investment securities in an amount equal to 4% of its deposit accounts and short-term borrowings. The Company's liquidity position at March 31, 1998 was 17.98%, as compared to 19.56% at March 31, 1997.

Capital Resources

     At March 31, 1998, First Federal Savings and Loan Association met all capital requirements of the Office of Thrift Supervision ("OTS"). The Association exceeded the minimum capital requirements for tangible, core and risk- based capital by $6.45 million, $5.52 million and $5.60 million, respectively. (See Note 12 of the Notes to Financial Statements for further discussion of these capital requirements.)

Results of Operations

Comparison Of The Year Ended March 31, 1998 To The Year Ended March 31, 1997

     Net Income. Net income increased by $187,000, or 48.57%, to $572,000 in 1998 from $385,000 in 1997.

     Income for 1997, however, was substantially reduced by an industry wide assessment to help recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). There was no corresponding one-time SAIF assessment in 1998.

     Excluding the one-time SAIF charge in 1997, net income for 1998 decreased by $24,000, or 4.03%, to $572,000, as compared to $596,000 for 1997.

     Interest Income. Total interest income increased by $164,000, or 3.55%, to $4.79 million in 1998 from $4.62 million in 1997.

     Interest and fees on loans receivable decreased by $85,000, or 2.55%, to $3.25 million in 1998 from $3.34 million in 1997, partially as a result of a reduction of $200,000, or .54%, in average balances of loans receivable, to $37.1 million in 1998, from $37.3 million in 1997.

     Interest on investment securities decreased by $52,000, or 6.52%, to $746,000 in 1998 from $798,000 in 1997, primarily as a result of a decrease in the average balances of the portfolio, together with a decrease in the yields available for such securities. The average balances of the investment portfolio decreased by $1.4 million, or 10.1%, to $12.4 million in 1998 from $13.8 million in 1997.

     Interest on mortgage-backed securities increased by $297,000, or 114.67%, to $556,000 in 1998 from $259,000 in 1997, primarily as a result of a $4.45 million, or 125.7%, increase in average balances of the mortgage-backed securities portfolio, to $7.99 million in 1998 from $3.54 million in 1997.
The increase was due to the purchase of $5 million of CMOs which were funded by FHLB advances.

     FHLB stock dividends and other income increased by $4,000, or 1.7%, to $234,000 in 1998, as compared to $230,000 in 1997.

     Interest expense increased by $170,000, or 6.98%, to $2.61 million in 1998 from $2.44 million in 1997, primarily as a result of a $1.9 million, or 3.6%, increase in the average balances of total deposits and other interest-bearing liabilities, to $53.4 million in 1998 from $51.5 million in 1997.

     Loan Loss Reserves. The provision for loan losses decreased by $11,000, or 26.83%, to $30,000 in 1998, as compared to $41,000 in 1997.

     The allowance for loan losses was increased by $26,000, or 5.12%, to $534,000 at March 31, 1998 from $508,000 at March 31, 1997. The allowance for loan losses as a percentage of total loans increased to 1.52% at March 31, 1998 from 1.44% at March 31, 1997.

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

     Non-Interest Income. Non-interest income decreased by $38,000, or 18%, to $ 179,000 in 1998 from $217,000 in 1997, primarily as a result of a $46,000 gain on the sale of investment securities in 1997. There was no corresponding gain on sale of investment securities in 1998.

     Income from loan fees and service charges remained the same at $74,000 for 1998 and 1997.

     Rental income decreased $4,000, or 4.44%, to $86,000 in 1998 from $90,000 in 1997.

     Other income increased by $12,000, to $19,000 in 1998 from $7,000 in 1997.

     Other Expense. Total other expense decreased by $385,000, or 22.24%, to $1.35 million in 1998, as compared to $1.73 million in 1997, primarily as a result of a one-time assessment of $345,000 to recapitalize the SAIF in 1997. No similar assessments were incurred in 1998.

     Excluding the SAIF assessment in 1997, total other expense decreased by $40,000 in 1998, as compared to 1997.

     FDIC/SAIF insurance expense decreased by $61,000, or 53.51%, to $53,000 in 1998 from $114,000 in 1997.

     Advertising expense decreased by $5,000, or 10.64%, to $42,000 in 1998 from $47,000 in 1997.

     Outside services decreased by $4,000, or 3.70%, to $104,000 in 1998 from 108,000 in 1997.

     Salaries and benefits increased by $8,000, or 1.17%, to $691,000 in 1998 from $683,000 in 1997.

     Occupancy expense increased by $9,000, or 4.89%, to $193,000 in 1998, as compared to $184,000 in 1997.

     Other expense increased by $13,000, or 5.20%, to $263,000 in 1998, as compared to $250,000 in 1997, primarily as a result of an increase of $20,000 for professional consulting and securities counsel fees. The increase in other expense was partially offset by a $3,000 decrease in officer travel expense.

     Income Taxes. Income tax expense increased $165,000, or 67.35%, to $410,000 in 1998 from $245,000 in 1997.

Comparison Of The Year Ended March 31, 1997 To The Year Ended March 31, 1996

     Net Income. Net income decreased by $530,000, or 57.92%, to $385,000 in 1997 from $915,000 in 1996.

     Income for 1997 was substantially reduced by an industry wide assessment to help recapitalize the SAIF of the FDIC, and income for 1996 reflected a one-time gain resulting from the sale of an office building.

     Excluding the one-time SAIF charges in 1997 and the gain on sale of the office building in 1996, net income for 1997 was $596,000, as compared to $538,000 for 1996, an increase of 9.58%.

     Interest Income. Total interest income decreased by $51,000, or 1.09%, to $4.62 million in 1997 from $4.67 million in 1996.

     Interest and fees on loans receivable decreased by $200,000, or 5.66%, to $3.34 million in 1997 from $3,535,000 in 1996, primarily as a result of a reduction of $2.5 million, or 6.3%, in average balances of loans receivable, to $37.3 million in 1997, from $39.8 million in 1996.

     Interest on investment securities increased by $190,000, or 31.25%, to $798,000 in 1997 from $608,000 in 1996, primarily as a result of a $2.8 million, or 25.5%, increase in average balances of the investment portfolio, to $13.8 million in 1997 from $11.0 million in 1996.

     Interest on mortgage-backed securities increased by $9,000, or 3.60%, to $259,000 in 1997 from $250,000 in 1996, primarily as a result of a $50,000, or
1.4%, increase in average balances of the mortgage-backed securities portfolio, to $3.54 million in 1997 from $3.49 million in 1996.

     FHLB stock dividends and other income decreased by $50,000, or 17.9%, to $230,000 in 1997, as compared to $280,000 in 1996, primarily as a result of a $1.0 million, or 22.2%, decrease in average balances of daily interest-bearing deposits and other earning assets, to $3.5 million in 1997 from $4.5 million in 1996.

     Interest expense decreased by $103,000, or 4.06%, to $2.44 million in 1997 from $2.54 million in 1996, primarily as a result of a $1.14 million, or 2.2%, decrease in the average balances of total deposits and other interest-bearing liabilities, to $51.5 million in 1997 from $52.7 million in 1996.

     Loan Loss Reserves. The provision for loan losses decreased by $2,000, or 4.65%, to $41,000 in 1997, as compared to $43,000 in 1996.

     The allowance for loan losses was increased by $40,000, or 8.55%, to $508,000 at March 31, 1997 from $468,000 at March 31, 1996. The allowance for loan losses as a percentage of total loans increased to 1.44% at March 31, 1997 from 1.25% at March 31, 1996.

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

     Non-Interest Income. Non-interest income decreased by $650,000, or 75%, to $217,000 in 1997 from $867,000 in 1996, primarily as a result of a one-time industry wide assessment of $345,000 to recapitalize the SAIF in 1997, and a $616,000 gain on the sale of office premises and equipment in 1996.

     Income from loan fees and service charges decreased $12,000, or 13.95%, to $74,000 in 1997 from $86,000 in 1996.

     Rental income decreased $25,000, or 21.74%, to $90,000 in 1997 from $115,000 in 1996, primarily as a result of the sale of office property in 1996 and the loss of rental income generated by that property.

     Income of $46,000 resulting from gain on sale of investments was recognized in 1997. No gains on sale of investments were recorded in 1996.

     Other income decreased by $43,000, or 86%, to $7,000 in 1997 from $50,000 in 1996. There were two primary reasons for the reduction in other income in 1997, as compared to 1996.

     First, a $27,000 accounting gain on sale of real estate owned as a result of foreclosure ("REO") was recognized in 1996, and no comparable accounting gain on the sale of REO was recognized in 1997. Also, an accrual of $7,500, which was established in 1995 for estimated appraisal costs connected with the dissenters' rights issue resulting from the reorganization of the institution into the holding company form of ownership, was reversed in 1996, thereby increasing other income for that year.

     Other Expense. Total other expense increased by $270,000, or 18.48%, to $1.73 million in 1997, as compared to $1.46 million in 1996, primarily as a result of a one-time assessment of $345,000 to recapitalize the SAIF in 1997. No similar assessments were incurred in 1996.

     The increase in total other expense was partially offset by a reduction of $15,000 in salaries and benefits, a reduction in occupancy expense of $28,000, a decrease in FDIC/SAIF insurance of $30,000 and a reduction in advertising and other expense of $7,000 in 1997, as compared to 1996. Expense for outside services increased by $5,000, or 4.85%, to $108,000 in 1997, as compared to $103,000 in 1996.

     Income Taxes. Income tax expense decreased $336,000, or 57.83%, to $245,000 in 1997 from $581,000 in 1996.

General

     Effect of Inflation and Changing Prices. The financial statements and related financial data presented herein have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Association is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7.  Financial Statements
-----------------------------

     The financial statements beginning on page F-1 are incorporated by reference into this Item 7 of Part II of this Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------


     Not applicable.

                               PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

               Directors of the Company and the Association

                                Age at                    Current
                               March 31,   Director       Term
        Name                     1998      Since(1)       Expires
        ----                     ----      --------       -------
        Michael E. McKee          53        1983           1998

        Thomas H. Boone           57        1984           1998

        Collette E. Maxwell       49        1991           2000

        Robert K. Ford            69        1985           2000

        Douglas N. Klein          59        1984           1999

        Kurt F. Ingold            54        1984           1999

---------------
(1) Includes prior service on the Board of Directors of the Association.

           Executive Officers of the Company and the Association

                         Age at                    Position
                         March 31, -----------------------------------------
     Name                 1998     Company               Association
     ----                 ----     -------               -----------
     Michael E. McKee       53     President and Chief   President and Chief
                                   Executive Officer     Executive Officer

     Collette E. Maxwell    49     Executive Vice        Executive Vice
                                   President             President

     Ernest M. Kwiatkowski  47     Vice President,       Vice President,
                                   Treasurer and         Treasurer and
                                   Secretary             Secretary

Biographical Information

     Set forth below is certain information regarding the Directors and executive officers of the Company and the Association. Unless otherwise stated, each Director and executive officer has held his or her current occupation for the last five years. There are no family relationships among or between the Directors or executive officers.

     Michael E. McKee has been President and Chief Executive Officer of the Association since 1982 and of the Company since 1994.

     Thomas H. Boone is a partner in the law firm of Boone, Karlberg & Haddon, Missoula, Montana.

     Collette E. Maxwell has served as Executive Vice President of the Association since 1986 and of the Company since 1994.

     Robert K. Ford is a retired executive of Champion International Corporation, a forest products company.

     Douglas N. Klein is an owner of Collection Bureau Services, a collection and consumer credit reporting agency in Missoula.

     Kurt F. Ingold has served as Chairman of the Board of Directors since 1986. Mr. Ingold is the President of Ingold & Company, P.C., a certified public accounting and financial consulting firm in Missoula.

     Ernest M. Kwiatkowski has served as Vice President, Secretary and Treasurer of the Association since 1987.

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms it has received, the Company believes all filing requirements applicable to its reporting officers, directors and greater than 10% beneficial owners were properly and timely complied with during the fiscal year.

Item 10.  Executive Compensation
--------------------------------

     Summary Compensation Table. The following information is furnished for the named executive officers.

                                                                           Long-Term Compensation
                                                                           ----------------------
                                          Annual Compensation                      Awards
                                   -------------------------------------   ----------------------
                                                            Other                                  All
                                                            Annual         Restricted  Securities  Other
Name and                                                    Compen-        Stock       Underlying
Compen-
Position                  Year     Salary($)    Bonus($)    sation($)(1)   Award($)    Options(#)
sation(1)
--------                  ----     ---------    --------    ------------   --------    ----------  ------
---

Michael E. McKee          1998     $100,750     $11,400     $10,350        $103,950        140       --
 President and Chief      1997       97,335      11,400      10,200              --      1,676       --
 Executive Officer        1996       94,800      15,250       9,800              --         --       --

Collette E. Maxwell       1998       86,500      11,400      10,350        $103,950        140       --
 Executive Vice           1997       83,430      11,400      10,200              --      1,676       --
 President                1996       81,300      13,250       9,800              --         --       --
------------------
(1) Consists of directors fees.  Does not include perquisites which did not exceed the lesser of $50,000
or
    10% of salary and bonus.
(2) Represents the total value of the award of shares of restricted stock on December 1, 1997 in the following amounts:  Mr. McKee, 4,950 shares; Mrs. Maxwell, 4,950 shares.  For both Mr. McKee and Mrs.
    Maxwell, 750 shares will vest ratably over a five-year period and 4,200 shares will vest ratably over
a
    ten-year period subject to accelerated vesting of an additional 10% per year for each year that financial goals established by the Board of Directors are achieved.  At March 31, 1998, the value of the
    unvested restricted stock awards were:  Mr. McKee, $136,125; Mrs. Maxwell, $136,125.  Dividends, if
any,
    will be paid on the restricted stock.

     Employment Agreements. In connection with the Association's conversion from a federal mutual savings and loan association to a federal capital stock savings and loan association, the Association entered into employment agreements with Michael E. McKee and Collette E. Maxwell. Such employment agreements have a term of three years.

Additionally, on the anniversary of the commencement date of such agreement, the term of such agreement may be extended by the Board of Directors for an additional year, unless the individual notifies the Association of his or her intention to terminate the agreement. The agreements are terminable by the Association for "cause" (as defined in the agreements) at any time or in certain events specified by applicable regulations. The agreements also provide for a severance payment if employment is terminated following a "change in control." This payment, which will be made promptly after any "change in control," will be equal to 2.99 times the average annual compensation paid to each individual during the five years immediately preceding the "change in control." The term "change in control" is defined in the agreements as, among other things, any time during the period of employment when a "change in control" is deemed to have occurred under OTS regulations or a change in the composition of more than a majority of the Board of Directors of the Association. Under current provisions of the Internal Revenue Code of 1986, as amended, the Association would not be subject to any penalty tax on the payment under the agreements. Based upon the 1998 compensation levels for Mr. McKee and Mrs. Maxwell, the aggregate payment which would have been payable under the terms of the agreements had a change in control occurred in 1997 were $342,953 and $298,402, respectively.

     The Association entered into a salary continuation agreement with Mr. McKee, effective March 16, 1994, which provides for the payment of $4,500 per month for a period of 180 months following Mr. McKee's termination of employment on or after the date he attains age 65. In the event of Mr. McKee's earlier termination of employment, the vested portion of the salary continuation benefit would be payable to Mr. McKee over 180 months. Vesting under the agreement is determined as follows: 25% on the effective date of the agreement plus 2.5% for each six months of employment with the Association thereafter. In the event of Mr. McKee's termination of employment by reason of his death or disability, the agreement provides for the payment of his vested benefit, but not less than $2,500 per month, over 180 months. In 1997 the agreement was amended to provide for accelerated vesting upon a change in control of the Association.

     The Association has also entered into a salary continuation agreement with Mrs. Maxwell, effective March 16, 1994, which provides for the payment of $3,375 per month for a period of 180 months following Mrs. Maxwell's termination of employment on or after the date she attains age 65. In the event of Mrs. Maxwell's earlier termination of employment, the vested portion of the salary continuation benefit would be payable to Mrs. Maxwell over 180 months. Vesting under the agreement is determined as follows: 25% on the effective date of the agreement plus 2.0% for each six months of employment with the Association thereafter. In the event of Mrs. Maxwell's termination of employment by reason of her death or disability, the agreement provides for the payment of her vested benefit, but not less than $1,667 per month, over 180 months. In 1997, the agreement was amended to provide for accelerated vesting upon a change in control of the Association.

     The salary continuation agreements are unfunded and unsecured obligations of the Association. The discounted present value of vested benefits is accrued as a liability by the Association.

     Options Grants in Last Fiscal Year. The following table sets forth information regarding stock option grants to the named executive officers during the year ended March 31, 1998.
                                        Percent of
                   Number of            Total Options
                   Securities           Granted to
                   Underlying           Employees in    Exercise   Expiration
Name               Options Granted(#)   Fiscal Year     Price ($)     Date
----               ------------------   -----------     ---------     ----

Michael E. McKee         140               33%          $19.625      5/21/07
Collette E. Maxwell      140               33%          $19.625      5/21/07

     Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following information with respect to options exercised during the fiscal year ended March 31, 1998 and remaining unexercised at the end of the fiscal year, is presented for the named executive officers.

                                                  Number of Securities         Value of Unexercised
                                                  Underlying Unexercised       In-the-Money Options
                       Shares                     Options                      at Fiscal Year End($)(1)
                          Acquired on   Value        ---------------------------  -----------------------
-----
Name                   Exercise (#)  Realized($)  Exercisable   Unexercisable  Exercisable
Unexercisable
----                   ------------  -----------  -----------   -------------  -----------    -----------
--

Michael E. McKee            --            --         10,809          --         $224,396           --
Collette E. Maxwell         --            --          8,854          --          180,688           --

---------------
(1)  The value of unexercised in-the-money options is calculated based on the market price for the
Company's
     Common Stock as of March 31, 1998.

     Compensation of Directors. Effective August 1, 1997, members of the Association's Board of Directors receive a retainer of $500 per month and $250 per meeting attended. Non-employee directors also receive $125 for each special Board meeting and each committee meeting attended. Directors of the Company receive no additional compensation for service on the Company's Board of Directors. Mr. Ingold receives an additional annual fee of $2,400 for serving as Chairman of the Board of Directors of the Association. During the year ended March 31, 1998 each director was awarded 750 shares of restricted stock, which vests ratably over a five year period.

     During the year ended March 31, 1998, Directors Boone and Ingold were granted options to acquire 140 shares of the Company's common stock and Directors Klein and Ford were granted options to acquire 139 shares of the Company's common stock. All options were granted at an exercise price of $19.625 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Persons and groups who beneficially own in excess of 5% of the Company's Common Stock are required to file certain reports disclosing such ownership pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such reports, the following table sets forth, as of May 1, 1998, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock. To the Company's knowledge, no other person or entity beneficially owned more than 5% of the Company's outstanding Common Stock as of May 1, 1998.

     The following table also sets forth, as of May 1, 1998, information as to the shares of Common Stock beneficially owned by (a) each director, (b) each of the executive officers named in the Summary Compensation Table found below (the "named executive officers") and (c) all executive officers and directors of the Company as a group.
                                                         Percent of
                             Amount and Nature of        Common Stock
Name                         Beneficial Ownership(a)     Outstanding
----                         -----------------------     -----------
Beneficial Owner of More Than 5%

Collette E. Maxwell                 32,237                   9.7%
358 Skyline Drive
Hamilton, Montana 59840

Arthur W. Capko                     20,050(b)                6.2
5743 Rosebrook Drive
Riverbank, California  95367

Leah C. Capko                       19,550(b)                6.0
5743 Rosebrook Drive
Riverbank, California 95367

Michael E. McKee                    38,816(c)                7.8
133 Creekside Drive
Hamilton, Montana  59840

Directors and Executive Officers

Collette E. Maxwell*                32,237                   9.7
Michael E. McKee**                  38,816(c)                7.8
Thomas H. Boone                     15,738                   4.8
Douglas N. Klein                    15,509                   4.8
Kurt F. Ingold                      14,342                   4.4
Robert K. Ford                       9,369                   2.9

All executive officers
and directors as a
group (7 persons)                  139,577                  35.2
-----------------
*   Mrs. Maxwell is also the Executive Vice President of the Company.
**  Mr. McKee is also the President and Chief Executive Officer of the
    Company.
(a) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has voting and/or investment power with respect to such security. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power. Shares of restricted stock granted under the Company's 1997 Management Recognition and Development Plan, as to which the holders have voting power but not investment power, are included as follows: Mrs. Maxwell, 4,950 shares; Mr. McKee, 4,950 shares; Mr. Boone, 750 shares; Mr. Klein, 750 shares; Mr. Ingold, 750 shares; Mr. Ford, 750 shares; all executive officers and directors as a group, 15,000 shares. The amounts shown also include the following amounts of Common Stock which the indicated individuals have the right to acquire within

    60 days of May 1, 1998 through the exercise of stock options granted pursuant to the Company's Stock Option Plan: Collette E. Maxwell, 8,854; Michael E. McKee, 10,809; Thomas H. Boone, 2,988; Douglas N. Klein, 1,815; Kurt F. Ingold, 2,988; Robert K. Ford, 2,988; all executive officers and directors as a group, 35,777.
(b) Arthur W. Capko and Leah C. Capko have joint ownership of 19,550 shares of the Company's Common Stock.
(c) Includes 12,900 shares held by Mr. McKee's wife as to which he disclaims beneficial ownership. Includes 2,850 shares of Common Stock jointly held by Mr. McKee and his wife.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Federal regulations require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Company is therefore prohibited from making any new loans or extensions of credit to the Company's executive officers and directors at different rates or terms than those offered to the general public and has adopted a policy to this effect. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, are in excess of the greater of $25,000 or 5% of the company's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

Item 13.  Exhibits List, and Reports on Form 8-K
------------------------------------------------

     (a)  Exhibits

          3.1   Certificate of Incorporation of Big Sky Bancorp, Inc.
                (incorporated by reference to Exhibit 3.1 to the Corporation's
                Registration Statement on Form S-4 File No. 33-79018)
          3.2   Bylaws of Big Sky Bancorp, Inc. (incorporated by reference to
                Exhibit 3.2 to the Corporation's Registration Statement on
                Form S-4 File No. 33-79018)
          10.1  First Federal Savings and Loan Association of Montana 1992
                Stock Option Plan (incorporated by reference from the
                Registration Statement on Form 10 filed by the Association with the OTS on May 15, 1992)
          10.2  Employment Agreement between Michael E. McKee and First
                Federal Savings and Loan Association of Montana (incorporated by reference from the Registration Statement on Form 10 filed by the Association with the OTS on May 15, 1992)
          10.3  Employment Agreement between Collette E. Maxwell and First
                Federal Savings and Loan Association of Montana (incorporated by reference from the Registration Statement on Form 10 filed by the Association with the OTS on May 15, 1992)
          10.4  Employment Agreement between Ernest M. Kwiatkowski and First
                Federal Savings and Loan Association of Montana (incorporated by reference from the Registration Statement on Form 10 filed by the Association with the OTS on May 15, 1992)
          10.5  Big Sky Bancorp, Inc. 1997 Management Recognition and
                Development Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated June 23, 1997)
          21    Subsidiaries of the Registrant
          23    Consent of Deloitte & Touche, LLP
          27    Financial Data Schedule

     (b)  Reports on Form 8-K

          No Forms 8-K were filed during the quarter ended March 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BIG SKY BANCORP, INC.


Date: June 12, 1998                 By:  /s/ Michael E. McKee
                                         --------------------------------
                                         Michael E. McKee
                                         President and Chief
                                         Executive Officer
                                         (Duly Authorized
                                         Representative)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Michael E. McKee          By:  /s/ Collette E. Maxwell
      -------------------------          --------------------------------
      Michael E. McKee                   Collette E. Maxwell
      President and Chief                Executive Vice President
      Executive Officer                  and Director
      (Principal Executive               (Principal Accounting
      Officer)                           Officer)

Date: June 12, 1998                 Date: June 12, 1998

By:   /s/ Ernest M. Kwiatkowski     By:  /s/ Kurt F. Ingold
      -------------------------          --------------------------------
      Ernest M. Kwiatkowski              Kurt F. Ingold
      Vice President, Treasurer          Director
      and Secretary
      (Principal Financial
      Officer)

Date: June 12, 1998                 Date: June 12, 1998

By:   /s/ Thomas H. Boone           By:  /s/ Robert K. Ford
      -------------------------          --------------------------------
      Thomas H. Boone                    Robert K. Ford
      Director                           Director

Date:  June 12, 1998                Date:  June 12, 1998

By:   /s/ Douglas N. Klein
      -------------------------
      Douglas N. Klein
      Director

Date: June 12, 1998

                              Exhibit 21

                      Subsidiaries of Registrant


Parent
------

Big Sky Bancorp, Inc.


                                  Percentage          Jurisdiction or
Subsidiaries (1)                  Owned               State of Incorporation
----------------                  -----               ----------------------

First Federal Savings and         100%                  United States
 Loan Association of
 Montana

------------------
(1) The operations of the Company's subsidiary is included in the Company's consolidated financial statements.

                               EXHIBIT 23

                     Consent of Deloitte & Touche LLP

Deloitte &
 Touche LLP
--------------          ------------------------------------------------------
                        Suite 3900                  Telephone: (503) 222-1341
                        111 S.W. Fifth Avenue       Facsimile: (503) 224-2172
                        Portland, Oregon 97204-3642


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement No. 33-91248 of Big Sky Bancorp, Inc. on Form S-8 of our report dated May 8, 1998, appearing in the Annual Report on Form 10-KSB of Big Sky Bancorp, Inc. for the year ended March 31, 1998.

/s/ Deloitte & Touche LLP

Portland, Oregon
June 12, 1998

Deloitte &
 Touche LLP
---------------          -----------------------------------------------------
                         Suite 3900                  Telephone: (503) 222-1341
                         111 S.W. Fifth Avenue       Facsimile: (503) 224-2172
                         Portland, Oregon 97204-3642


INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Big Sky Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Big Sky Bancorp, Inc. and subsidiary (the "Company") as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31,1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Sky Bancorp, Inc. and subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

           /s/ Deloitte & Touche LLP

 Portland, Oregon
 May 8, 1998


----------------
Deloitte Touche
Tohmatsu
International
----------------

BIG SKY BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1997
------------------------------------------------------------------------------
ASSETS                                                    1998          1997

Cash, including interest-bearing accounts of
 $5,820,000 and $1,813,000                           $ 7,029,000   $ 3,017,000
Investment securities available for sale, at
 fair value, cost $141,000 and $134,000                  547,000       359,000
Mortgage-backed securities available for sale,
 at fair value, cost $7,527,000 and $7,402,000         7,651,000     7,420,000
Investment securities held to maturity, at
 amortized cost, fair value $7,810,000 and
 $12,911,000                                           7,825,000    13,273,000
Mortgage-backed securities held to maturity,
 at amortized cost, fair value $484,000 and
 $606,000                                                458,000       575,000
Loans receivable, net                                 35,042,000    35,315,000
Accrued interest receivable                              320,000       315,000
Federal Home Loan Bank stock, at cost                  2,012,000     1,862,000
Premises and equipment                                 1,255,000     1,335,000
Prepaid expenses and other assets                        129,000       101,000
                                                     -----------   -----------
TOTAL                                                $62,268,000   $63,572,000
                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Deposits                                            $47,770,000   $50,072,000
 Advances from borrowers for taxes and insurance         497,000       527,000
 Advances from the Federal Home Loan Bank of Seattle   5,000,000     5,000,000
 Accrued expenses and other liabilities                  314,000       161,000
 Deferred taxes                                          740,000       638,000
                                                     -----------   -----------
     Total liabilities                                54,321,000    56,398,000
                                                     -----------   -----------
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value - authorized
  1,500,000 shares; issued, 323,721 and 308,721
  shares; outstanding, 308,721 shares                      3,000         3,000
 Additional paid-in capital                              922,000       610,000
 Unrealized appreciation on securities available
  for sale, net of tax                                   325,000       149,000
 Retained earnings                                     6,984,000     6,412,000
 Unearned compensation - MRDP                           (287,000)         -
                                                     -----------   -----------
     Total stockholders' equity                        7,947,000     7,174,000
                                                     -----------   -----------
TOTAL                                                $62,268,000   $63,572,000
                                                     ===========   ===========

See notes to consolidated financial statements.

BIG SKY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 1998, 1997, AND 1996
------------------------------------------------------------------------------
                                            1998         1997         1996
INTEREST INCOME:
  Loans receivable                       $3,250,000   $3,335,000   $3,535,000
  Investment securities                     746,000      798,000      608,000
  Mortgage-backed securities                556,000      259,000      250,000
  FHLB stock dividends and other            234,000      230,000      280,000
                                         ----------   ----------   ----------
         Total interest income            4,786,000    4,622,000    4,673,000

INTEREST EXPENSE                          2,607,000    2,437,000    2,540,000
                                         ----------   ----------   ----------
         Net interest income              2,179,000    2,185,000    2,133,000

PROVISION FOR LOAN LOSSES                   (30,000)     (41,000)     (43,000)
                                         ----------   ----------   ----------
           Net interest income after
            provision for loan losses     2,149,000    2,144,000    2,090,000
                                         ----------   ----------   ----------
OTHER INCOME:
  Rental income                              86,000       90,000      115,000
  Loan fees and service charges              74,000       74,000       86,000
  Gain on sale of investments and
   mortgage-backed securities
   available for sale                          -          46,000         -
  Gain on sale of premises and equipment       -            -         616,000
  Other                                      19,000        7,000       50,000
                                         ----------   ----------   ----------
           Total other income              179,000       217,000      867,000
                                         ----------   ----------   ----------
OTHER EXPENSE:
  Salaries and employee benefits           691,000       683,000      698,000
  Occupancy                                193,000       184,000      212,000
  FDIC insurance                            53,000       114,000      144,000
  SAIF assessment                             -          345,000         -
  Outside services                         104,000       108,000      103,000
  Advertising                               42,000        47,000       52,000
  Other                                    263,000       250,000      252,000
                                        ----------    ----------   ----------
           Total other expense           1,346,000     1,731,000    1,461,000
                                        ----------    ----------   ----------
INCOME BEFORE INCOME TAXES                 982,000       630,000    1,496,000

INCOME TAX EXPENSE                         410,000       245,000      581,000
                                        ----------    ----------   ----------
NET INCOME                              $  572,000    $  385,000   $  915,000
                                        ==========    ==========   ==========
NET INCOME PER SHARE:
  Basic                                 $     1.85    $     1.25   $     2.99
                                        ==========    ==========   ==========
  Diluted                               $     1.72    $     1.18   $     2.84
                                        ==========    ==========   ==========

See notes to consolidated financial statements.


BIG SKY BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1998, 1997, AND 1996
                                                            Unrea-
                                                            lized
                                                            Gain
                                                            (Loss)
                                                 Addi-      on Secu-   Compen-
                                Common Stock     tional     rities     sation
                               ----------------  Paid-in    Available  Under         Retained
                               Shares   Amount   Capital    for Sale   MRDP          Earnings      Total


BALANCE, APRIL 1, 1995        305,398   $3,000   $540,000   $ 49,000   $    -       $5,112,000
$5,704,000

Net income                       -        -          -         -            -          915,000
915,000

Stock options exercised,
 2,346 shares issued at
 $5 per share                   2,346     -        20,000       -           -             -
20,000

Unrealized gain on securities
 available for sale,
 net of tax                      -        -          -       112,000        -             -
112,000

Adjustment of stockholder
 redemption price from $14.38
 to $13.63 per share             -        -        45,000       -           -             -
45,000
                              -------   ------   --------   --------   ---------    ----------   --------
--
BALANCE, MARCH 31, 1996       307,744    3,000    605,000    161,000        -        6,027,000
6,796,000

Net income                       -        -          -          -           -          385,000
385,000

Stock options exercised,
 977 shares issued at $5
 per share                        977     -         5,000       -           -             -
5,000

Unrealized loss on
 securities available
 for sale, net of tax            -        -          -       (12,000)       -             -
(12,000)
                              -------   ------   --------   --------   ---------    ----------   --------
--
BALANCE, MARCH 31, 1997       308,721    3,000    610,000    149,000        -        6,412,000
7,174,000

Net income                       -        -          -          -           -          572,000
572,000

Shares allocated for MRDP        -        -       312,000       -           -             -
312,000

Unearned compensation - MRDP     -        -          -          -       (287,000)         -
(287,000)

Unrealized gain on
 securities available
 for sale, net of tax            -        -          -       176,000        -             -
176,000
                              -------   ------   --------   --------   ---------    ----------   --------
--
BALANCE, MARCH 31, 1998       308,721   $3,000   $922,000   $325,000   $(287,000)   $6,984,000
$7,947,000
                              =======   ======   ========   ========   =========    ==========
==========

See notes to consolidated financial statements.

BIG SKY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997, AND 1996
------------------------------------------------------------------------------
                                             1998        1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $   572,000  $   385,000  $   915,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization            78,000       66,000       72,000
    Deferred taxes                          (10,000)      67,000      123,000
    MRDP compensation expense                25,000         -            -
    Provision for loan losses                30,000       41,000       43,000
    Gain on sale of premises and equipment     -            -        (616,000)
    Gain on sale of real estate owned          -            -         (27,000)
    Gain on sale of investments and
     mortgage-backed securities
     available for sale                        -         (46,000)        -
    Federal Home Loan Bank stock dividend  (150,000)    (137,000)    (115,000)
    Cash provided (used) by changes in
     operating assets and liabilities:
      Accrued interest receivable            (5,000)       7,000         -
      Prepaid expenses and other assets     (28,000)      10,000      106,000
      Accrued expenses and other
       liabilities                          152,000        6,000      (67,000)
      Deferred loan fees, net                94,000       91,000       14,000
       Net cash provided by operating   -----------  -----------  -----------
        activities                          758,000      490,000      448,000
                                        -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal repayments on loans           6,103,000    7,547,000    6,409,000
  Loan originations                      (5,953,000)  (5,584,000)  (4,075,000)
  Principal repayments on mortgage-
   backed securities available for sale     374,000      315,000      282,000
  Purchase of mortgage-backed securities
   available for sale                      (500,000)  (5,111,000)        -
  Principal repayments on mortgage-
   backed securities held to maturity       120,000      113,000      115,000
  Proceeds from maturity of investment
   securities                             8,990,000    2,500,000    4,350,000
  Purchase of investment securities
   held to maturity                      (3,540,000)  (2,540,000)  (6,749,000)
  Purchase of investment securities
   available for sale                        (7,000)      (7,000)        -
  Proceeds from sale of investment
   securities available for sale               -         101,000         -
  Purchase of premises and equipment         (1,000)     (76,000)    (694,000)
  Proceeds from sale of premises and
   equipment                                   -            -       1,566,000
  Proceeds from sale of real estate owned      -            -          41,000
       Net cash provided (used) by      -----------  -----------  -----------
        investing activities              5,586,000   (2,742,000)   1,245,000
                                        -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposit accounts
   due on demand                         (1,320,000)    (195,000)  (1,977,000)
  Net increase (decrease) in
   certificates accounts                   (982,000)  (2,576,000)   2,497,000
  Net decrease in advances from
   borrowers for taxes and insurance        (30,000)     (23,000)      (7,000)
  Proceeds from exercise of stock options                  5,000       20,000
  Stockholder redemption                       -            -        (820,000)
  Proceeds from Federal home Loan Bank
   borrowings                                  -       5,000,000         -
       Net cash provided (used) by      -----------  -----------  -----------
        financing activities             (2,332,000)   2,211,000     (287,000)
                                        -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH         $ 4,012,000  $   (41,000) $ 1,406,000

                                                                   (Continued)

BIG SKY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997, AND 1996
------------------------------------------------------------------------------
                                           1998         1997          1996

NET INCREASE (DECREASE) IN CASH        $ 4,012,000  $   (41,000)  $ 1,406,000

CASH, BEGINNING OF YEAR                  3,017,000    3,058,000     1,652,000
                                       -----------  -----------   -----------
CASH, END OF YEAR                      $ 7,029,000  $ 3,017,000   $ 3,058,000
                                       ===========  ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
   Fair value adjustment to
    investment and mortgage-backed
    securities available for sale      $   288,000  $   (20,000)  $   183,000
   Income tax effect related to fair
    value adjustment                      (112,000)      (8,000)      (71,000)
   Loans arising from sale of real
    estate owned                              -            -          235,000
   Adjustment of stockholder
    redemption accrual                        -            -          (45,000)
   Cash paid during the year for:
    Interest                             2,605,000    2,428,000     2,541,000
    Income taxes                           378,000      178,000       520,000

See notes to consolidated financial statements.
                                                                  (Concluded)

BIG SKY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1998, 1997, AND 1996
------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of Big Sky Bancorp, Inc. and its wholly-owned subsidiary, First Federal Savings and Loan Association of Montana ("FFSL of Montana") (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that result in estimates which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash includes amounts on hand, due from banks and interest-bearing deposits in other banks with original maturities of 90 days or less.

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

Sale of Loans - The Company sells certain loans or participating interests in loans to generate servicing income and to provide funds for additional lending. At March 31, 1998 and 1997, management had determined that there were no loans in the Company's portfolio which were held for sale.

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

Real Estate Owned ("REO") includes properties acquired through foreclosure that are transferred into REO at the lower of cost or fair value which represents the new recorded basis of the property. Subsequently, properties are evaluated and any additional declines in value are provided for in the REO reserve for losses. The amount the Company will ultimately recover from REO may differ substantially from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for the sale of the property. There was no REO at March 31, 1998 and 1997.

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

The Company accounts for the impairment on loans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, an amendment of SFAS No. 114. This statement requires each impaired loan, within its scope, to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value, less expected costs of disposal, of the collateral if the loan is collateral dependent.

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

Stock-based Compensation - The Company accounts for stock compensation using the intrinsic value method as prescribed in Accounting Principles Board APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value based method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Stock options granted have no intrinsic value at the grant date, and under APB No. 25 there is no compensation cost to be recognized.

Effective April 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The fair value approach measures compensation costs based on factors such as the term of the option, the market price at grant date, and the option exercise price, with expense recognized over the vesting period. See Note 15 for the pro forma effect on net income and earnings per share ("EPS"), as if the fair value method encouraged by SFAS No. 123 were used.

Net Income Per Share - The Company adopted SFAS No. 128, Earnings per Share, effective December 31, 1997. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. This statement requires restatement of all prior period EPS data presented. See Note 14 for required disclosures under this statement.

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

At March 31, 1998, the Company had interest-earning assets of $60,035,000 having a weighted effective yield of 7.48%. Interest-bearing liabilities totaled $52,771,000 with a weighted effective cost of 4.98%. At March 31, 1998, interest-sensitive assets of $13,213,000 and interest-sensitive liabilities of $33,015,000 mature or reprice within one year.

3. SECURITIES AVAILABLE FOR SALE

Securities available for sale classified by type and contractual maturity date, consist of the following:

                                              March 31, 1998
                             -------------------------------------------------
                              Amortized  Unrealized Unrealized Fair
                                Cost       Gains     Losses    Value    Yield*
Investment securities:
  Equity securities:
    Mutual Fund               $  132,000  $   -     $5,000  $  127,000   5.50%
    FHLMC stock                    9,000   411,000    -        420,000  42.90
                              ----------  --------  ------  ----------  -----
                                 141,000   411,000   5,000     547,000   7.88
                              ----------  --------  ------  ----------  -----
Mortgage-backed securities:
  U.S. Government and agency
   obligations:
    Due after one but within
     five years                  268,000    11,000    -        279,000   8.66
    Due after five but within
     ten years                   954,000    32,000    -        986,000   7.00
    After ten years              701,000    20,000    -        721,000   7.03
                              ----------  --------  ------  ----------  -----
                               1,923,000    63,000    -      1,986,000   7.24
                              ----------  --------  ------  ----------  -----
Collateralized mortgage
 obligations:
  U.S. Government and agency
    obligations:
    Due after five but within
     ten years                   496,000      -       -        496,000   5.75
    Due after ten years        5,108,000    61,000    -      5,169,000   6.60
                              ----------  --------  ------  ----------  -----
                               5,604,000    61,000    -      5,665,000   6.52
                              ----------  --------  ------  ----------  -----
                              $7,668,000  $535,000  $5,000  $8,198,000   6.73%
                              ==========  ========  ======  ==========   ====

                                              March 31, 1997
                             -------------------------------------------------
                              Amortized  Unrealized Unrealized Fair
                                Cost       Gains     Losses    Value    Yield*
Investment securities:
  Equity securities:
    Mutual Fund               $  125,000  $   -     $8,000  $  117,000   5.46%
    FHLMC stock                    9,000   233,000    -        242,000  37.02
                              ----------  --------  ------  ----------  -----
                                 134,000   233,000   8,000     359,000   7.57
                              ----------  --------  ------  ----------  -----
Mortgage-backed securities:
  U.S. Government and agency
   obligations:
    Due after one but within
     five years                  373,000    12,000    -        385,000   8.69
    Due after five but within
     ten years                   190,000     9,000    -        199,000   9.25
    After ten years            1,236,000    36,000    -      1,272,000   7.17
                              ----------  --------  ------  ----------  -----
                               1,799,000    57,000    -      1,856,000   7.70
                              ----------  --------  ------  ----------  -----
Collateralized mortgage
 obligations:
  U.S. Government and agency
    obligations:
    Due after five but within
     ten years                   493,000      -      9,000     484,000   5.75
    Due after ten years        5,110,000      -     30,000   5,080,000   6.60
                              ----------  -------- -------  ----------  -----
                               5,603,000      -     39,000   5,564,000   6.52
                              ----------  -------- -------  ----------  -----
                              $7,536,000  $290,000 $47,000  $7,779,000   6.82%
                              ==========  ========  ======  ==========   ====

*Weighted average yield at March 31.

Expected maturities on mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

At March 31, 1998 and 1997, accrued interest on investment securities available for sale was $62,000 and $60,000, respectively. Accrued interest on mortgage-backed securities available for sale was $30,000 and $31,000 at March 31, 1998 and 1997, respectively.

Proceeds from sale of investment securities available for sale were zero, $101,000, and zero during the years ended March 31, 1998, 1997, and 1996, respectively. Realized gains and losses on those sales were zero, $46,000, and zero, respectively.

4. SECURITIES HELD TO MATURITY

Securities held to maturity classified by type and contractual maturity date consist of the following:
                                              March 31, 1998
                             -------------------------------------------------
                              Amortized  Unrealized Unrealized Fair
                                Cost       Gains     Losses    Value    Yield*
Investment securities:
  U.S. Government and agency
   obligations:
    Due within one year       $  750,000  $  -     $ 2,000  $  748,000   5.02%
    Due after one but within
     five years                1,000,000    2,000     -      1,002,000   6.31
    Due after five but within
     ten years                 5,250,000     -      13,000   5,237,000   5.81
    Due after ten years          250,000     -       4,000     246,000   7.04
                              ----------  -------  -------  ----------   ----
                               7,250,000    2,000   19,000   7,233,000   5.84
                              ----------  -------  -------  ----------   ----
Certificates of deposit:
  Due within one year            100,000     -        -        100,000   5.85
  Due after five but within
   ten years                      95,000     -        -         95,000   6.13
  Due after ten years             95,000     -        -         95,000   7.00
                              ----------  -------  -------  ----------   ----
                                 290,000     -        -        290,000   6.32
                              ----------  -------  -------  ----------   ----
Municipal obligations**:
  Due after one but within
   five years                    185,000     -       1,000     184,000   6.37
  Due after five but within
   ten year                      100,000    3,000     -        103,000   7.68
                              ----------  -------  -------  ----------   ----
                                 285,000    3,000    1,000     287,000   6.83
                              ----------  -------  -------  ----------   ----
Mortgage-backed securities:
  U.S. Government and agency
   obligations:
    Due after ten years          458,000   26,000     -        484,000   7.92
                              ----------  -------  -------  ----------   ----
                              $8,283,000  $31,000  $20,000  $8,294,000   6.02%
                              ==========  =======  =======  ==========   ====

                                              March 31, 1997
                             -------------------------------------------------
                              Amortized  Unrealized Unrealized Fair
                                Cost       Gains     Losses    Value    Yield*
Investment securities:
  U.S. Government and agency
   obligations:
    Due within one year      $ 1,000,000  $  -    $  8,000  $   992,000  4.32%
    Due after one but within
     five years                5,949,000     -      85,000    5,864,000  6.25
    Due after five but within
     ten years                 5,500,000     -     252,000    5,248,000  5.87
    Due after ten years          249,000     -      12,000      237,000  7.25
                             -----------  ------- --------  -----------  ----
                              12,698,000     -     357,000   12,341,000  5.91
Certificates of deposit:     -----------  ------- --------  -----------  ----
  Due within one year            100,000     -        -         100,000  5.20
  Due after one but within
   five years                    190,000     -        -         190,000  9.00
                             -----------  ------- --------  -----------  ----
                                 290,000     -        -         290,000  7.69
                             -----------  ------- --------  -----------  ----
Municipal obligations**:
  Due after one but within
   five years                    185,000     -       4,000      181,000  6.37
  Due after five but within
   ten year                      100,000     -       1,000       99,000  7.68
                             -----------  ------- --------  -----------  ----
                                 285,000     -       5,000      280,000  6.83
                             -----------  ------- --------  -----------  ----
Mortgage-backed securities:
  U.S. Government and agency
   obligations:
    Due after ten years          575,000   31,000     -        606,000   7.76
                             -----------  ------- --------  -----------  ----
                             $13,848,000  $31,000 $362,000  $13,517,000  6.06%
                             ===========  ======= ========  ===========  ====

 *Weighted average yield at March 31.
**The yield was adjusted to reflect tax equivalent yields on nontaxable investment income.

There were no sales of securities held to maturity during the years ended March 31, 1998, 1997, or 1996. Expected maturities on mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

5. LOANS RECEIVABLE

Loans consisted of the following at March 31:

                                                 1998           1997

Conventional                                 $34,116,000     $34,520,000
FHA and VA                                       492,000         540,000
Consumer and other                             1,400,000       1,145,000
                                             -----------     -----------
                                              36,008,000      36,205,000
                                             -----------     -----------
Less:
 Deferred loan fees, net                         284,000         295,000
 Allowance for loan losses                       534,000         508,000
 Undisbursed loans in process                    140,000          79,000
 Unearned discounts                                8,000           8,000
                                             -----------     -----------
                                                 966,000         890,000
                                             -----------     -----------
   Loans receivable, net                     $35,042,000     $35,315,000
                                             ===========     ===========

Loans by maturity or repricing date were as follows at March 31:

                                                 1998           1997
Adjustable rate loans:
 Due within one year                         $ 3,131,000     $ 7,953,000
 After one but within five years                 365,000         557,000
                                             -----------     -----------
                                               3,496,000       8,510,000
                                             -----------     -----------
Fixed rate loans:
 Due within one year                           3,412,000         626,000
 After one but within five years               1,879,000       1,845,000
 After five but within ten years               5,027,000       3,925,000
 After ten years                              22,194,000      21,299,000
                                             -----------     -----------
                                              32,512,000      27,695,000
                                             -----------     -----------
                                             $36,008,000     $36,205,000
                                             ===========     ===========

The Company serviced loans for others totaling $1,944,000 and $2,443,000 at March 31, 1998 and 1997, respectively. These loan balances are not included in the balance sheets as they are not assets of the Company.

As of March 31, 1998, the Company was in compliance with regulatory limitations on loans to one borrower.

At March 31, 1998 and 1997, accrued interest on loans were $209,000 and $215,000, respectively.

Over 99% of the mortgage loans in the portfolio at March 31, 1998 and 1997, were secured by property located in western Montana.

Aggregate loans to officers and directors, all of which are current, consist of the following for the years ended March 31:

                                   1998           1997          1996

Beginning balance                $665,000       $745,000      $912,000
Originations                       75,000        124,000        50,000
Principal repayments              (61,000)      (204,000)     (217,000)
                                 --------       --------      --------
                                 $679,000       $665,000      $745,000
                                 ========       ========      ========

6. ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses is as follows for the years ended March 31:

                                   1998           1997          1996

Balance, beginning of period     $508,000       $468,000      $425,000

Loans charged off                  (5,000)        (2,000)         -
Recoveries                          1,000          1,000          -
                                 --------       --------      --------
   Net charge-offs                 (4,000)        (1,000)         -

Provision for loan losses          30,000         41,000        43,000
                                 --------       --------      --------
Balance, end of period           $534,000       $508,000      $468,000
                                 ========       ========      ========

7. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at March 31:

                                                1998           1997

Buildings and improvements                   $1,463,000     $1,463,000
Furniture and equipment                         826,000        825,000
                                             ----------     ----------
                                              2,289,000      2,288,000
Less accumulated depreciation                 1,224,000      1,143,000
                                             ----------     ----------
                                              1,065,000      1,145,000
Land                                            190,000        190,000
                                             ----------     ----------
                                             $1,255,000     $1,335,000
                                             ==========     ==========

During the year ended March 31, 1996, the Company completed its agreement to sell its Southside Missoula office, including specified personal property, for $1,600,000, which resulted in the recognition of a gain of $616,000 as reported in the consolidated statements of income.

8. DEPOSITS

Deposit accounts consisted of the following:

                                 Average                Average
                                 Interest    March 31,  Interest    March 31,
   Account Type                    Rate        1998       Rate        1997

Checking accounts                  2.00%   $ 4,260,000    2.10%   $ 4,491,000
Money market                       4.04        776,000    2.07        880,000
Savings and passbook accounts      3.05      8,556,000    2.99      9,540,000
Certificate accounts               5.65     34,178,000    5.49     35,161,000
                                           -----------            -----------
                                           $47,770,000            $50,072,000
                                           ===========            ===========

Weighted average interest rate                4.83%                  4.65%
                                              ====                   ====

Deposit accounts as of March 31, 1998, mature as follows:

Less than one year                                                $33,015,000
One year to two years                                               3,266,000
Two years to three years                                            2,267,000
Three years to four years                                                -
Four years to five years                                            9,222,000
                                                                  -----------
                                                                  $47,770,000
                                                                  ===========

Interest expense by deposit type for the years ended March 31 consisted of the following:

                                          1998           1997         1996

Checking and money market accounts    $  121,000     $  120,000   $  125,000
Savings and passbook accounts            276,000        292,000      337,000
Certificate accounts                   1,957,000      2,002,000    2,059,000
                                      ----------     ----------   ----------
                                      $2,354,000     $2,414,000   $2,521,000
                                      ==========     ==========   ==========

Certificates of deposit in amounts of $100,000 or more totaled $4,983,000 and $3,867,000 at March 31, 1998 and 1997, respectively.

9. BORROWINGS WITH THE FEDERAL HOME LOAN BANK OF SEATTLE

Current borrowings with the Federal Home Loan Bank of Seattle ("FHLB") consist of FHLB credit line advances.

As a member of the FHLB, the Company may receive advances on its credit line up to 20% of total Company assets. At March 31, 1998 and 1997, credit line advances of $5,000,000 were outstanding at interest rates of 5.39% and 5.04%, respectively. Advances are due on June 3, 2002.

Under the Cash Management Advance Program (the "Program") which was approved on April 26, 1996, the Company has a credit line available to meet immediate liquidity needs. The Program credit line represents 5% of total Company assets and is a subset of the Company's total credit line with FHLB. There was no outstanding balance at March 31, 1998 or 1997.

FHLB credit lines are collateralized as provided for in the Advance, Pledge, and Security Agreements with the FHLB, by FHLB stock owned by the Company, deposits with the FHLB, and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB.

10. INCOME TAXES

The provision for income taxes consisted of the following for the years ended March 31:
                                          1998         1997        1996

Current provision                     $ 308,000     $ 185,000   $ 426,000
Deferred provision                      102,000        60,000     155,000
                                      ---------     ---------   ---------
                                      $ 410,000     $ 245,000   $ 581,000
                                      =========     =========   =========

Reconciliations between income taxes computed at statutory rates and income taxes included in the statements of income were as follows for the years ended March 31:
                                          1998         1997        1996
Federal income taxes computed
 at statutory rates                   $ 311,000     $ 198,000   $ 508,000
State taxes, net of federal
 income tax benefit                      44,000        30,000      70,000
Other, net                               55,000        17,000       3,000
                                      ---------     ---------   ---------
   Income tax expense included in
    the statements of income          $ 410,000     $ 245,000   $ 581,000
                                      =========     =========   =========

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31 are presented below:
                                                1998          1997
Deferred tax assets:
 Loan loss reserve                          $  208,000     $ 197,000
 Deferred loan fees                            106,000       115,000
 Other                                          13,000         3,000
                                            ----------     ---------
                                               327,000       315,000
Deferred tax liabilities:
 Accumulated depreciation                     (172,000)     (159,000)
 Unrealized appreciation on securities
  available for sale                          (206,000)      (94,000)
 FHLB stock dividends                         (546,000)     (488,000)
 Tax qualified loan loss reserve              (130,000)     (163,000)
 Other                                         (13,000)      (49,000)
                                            ----------     ---------
                                            (1,067,000)     (953,000)
                                            ----------     ---------
   Net deferred tax liabilities             $ (740,000)    $(638,000)
                                            ==========     =========

For the fiscal year ended March 31, 1996 and years prior, the Company determined bad debt expense to be deducted from taxable income based on 8% of taxable income before such deduction as provided by a provision in the Internal Revenue Code ("IRC"). In August 1996, the provision in the IRC allowing the 8% of taxable income deduction was repealed. Accordingly, the Company is required to use the write-off method to record bad debt in the current period and must recapture the excess reserve accumulated from April 1, 1987 to March 31, 1996 from use of the 8% method ratably over a six-taxable year period. The income tax provision from 1987 to 1996 included an amount for the tax effect on such excess reserves. In each of the periods ended March 31, 1998 and 1997, $95,000 of the deferred tax liability for bad debt deductions, taken in prior periods, was recaptured.

There was no valuation allowance for deferred tax assets as of March 31, 1998 or 1997.

11. PENSION PLAN

The Company has a noncontributory defined benefit retirement plan (the "Plan") for substantially all employees as a participant in an industrywide plan, the Financial Institutions Retirement Fund (the "Fund").

The Fund was fully funded for the Plan year beginning July 1, 1990, resulting in the suspension of the Company's contributions for periods subsequent to the Plan year ended June 30, 1991. Since the Company is a member of the Fund, it is not practicable to determine the Company's portion of net assets available for vested or nonvested benefits as of March 31, 1998 and 1997.

The Company also has entered into salary continuation agreements with certain executives, which provide each executive with 180 consecutive monthly benefit payments to commence upon retirement. As of March 31, 1998, the vested and accrued portion of these benefits was $85,000. Using a discount rate of 6%, the estimated present value of total future benefit payments as of March 31, 1998 was approximately $486,000. In the event of a change in control, executives shall become fully vested and are entitled to 180 monthly benefit payments to commence upon attaining age 65.

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

Quantitative measures established by regulation to ensure capital adequacy require FFSL of Montana to maintain minimum amounts and ratios of total capital to risk-weighted assets, of core capital to total assets, and tangible capital to tangible assets (set forth in the table below). Management believes FFSL of Montana meets all capital adequacy requirements to which it is subject as of March 31, 1998.

As of March 31, 1998 and 1997, the most recent notification from the OTS categorized FFSL of Montana as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," FFSL of Montana must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

FFSL of Montana's actual and required minimum capital amounts and ratios are presented in the following table:
                                                            Categorized
                                                            as Well
                                           For Capital      Capitalized Under
                                             Adequacy       Prompt Corrective
                             Actual          Purposes       Action Provision
                       -----------------  ----------------  ----------------
                         Amount    Ratio   Amount    Ratio   Amount    Ratio
As of March 31, 1998
 Total Capital:
  (To Risk Weighted
    Assets)            $7,709,000  29.3%  $2,108,000  8.0%  $2,635,000  10.0%
 Core or Tier I Capital:
  (To Risk Weighted
    Assets)             7,377,000  28.0%         N/A  N/A    1,581,000   6.0%
 Core Capital:
  (To Total Assets)     7,377,000  11.9%   1,853,000  3.0%   3,088,000   5.0%
 Tangible Capital
  (To Tangible Assets)  7,377,000  11.9%     926,000  1.5%         N/A   N/A

As of March 31, 1997
 Total Capital:
  (To Risk Weighted
    Assets)            $7,078,000  25.9%  $2,183,000  8.0%  $2,729,000  10.0%
 Core or Tier I Capital:
  (To Risk Weighted
    Assets)             6,735,000  24.7%         N/A  N/A    1,637,000   6.0%
 Core Capital:
  (To Total Assets)     6,735,000  10.6%   1,900,000  3.0%   3,167,000   5.0%
 Tangible Capital:
  (To Tangible Assets)  6,735,000  10.6%     950,000  1.5%         N/A   N/A

The following table is a reconciliation of FFSL of Montana's capital, calculated according to generally accepted accounting principles (GAAP), to regulatory tangible and risk-based capital at March 31, 1998:

Equity                                                  $ 7,702,000
Unrealized securities gain                                  325,000
                                                        -----------
    Tangible capital                                      7,377,000
General valuation allowance                                 332,000
                                                        -----------
    Total capital                                       $ 7,709,000
                                                        ===========

At periodic intervals, the OTS and the Federal Deposit Insurance Corporation ("FDIC") examine the Company's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, the regulators can direct that the Company's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Company's 1998 financial statements. In view of the uncertain regulatory environment in which the Company operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 1998 financial statements cannot presently be determined.

On September 30, 1996, the United States Congress passed and the President signed into law the omnibus appropriations package (C.R.), including the Bank Insurance Fund/Savings Association Insurance Fund ("BIF/SAIF") and Regulatory Burden Relief packages. Included in this legislation was a requirement for SAIF-insured institutions to recapitalize the SAIF insurance fund through a one-time special assessment to be paid within 60 days of the first of the month following the enactment. The FDIC was charged with the ultimate responsibility of determining the specific assessment, which was determined to be 65.7 basis points of the March 31, 1995 SAIF deposit assessment base. As the Company is insured by the SAIF, the assessment resulted in a pre-tax charge to other expenses of $345,000 for the year ended March 31, 1997, based on the SAIF assessment base of $52.4 million as of March 31, 1995.

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

14.  EARNINGS PER SHARE

Effective March 31, 1997, the Company adopted SFAS No. 128 which requires all companies whose capital structure include convertible securities and options to make a dual presentation of basic and diluted earnings per share.

Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. MRDP shares are not considered outstanding in the calculation of basic earnings per share until they are vested. Unvested MRDP shares are treated as options for the purpose of computing diluted earnings per share.

                                              Years Ended March 31,
                                      ------------------------------------
                                          1998         1997        1996

Basic EPS computation:
 Numerator-net income divided by      $ 572,000     $ 385,000   $ 915,000
 Denominator-weighted average
  common outstanding                    308,721       308,461     305,882

Basic EPS                             $    1.85     $    1.25   $    2.99
                                      =========     =========   =========

Diluted EPS computation:
 Numerator-net income divided by $ 572,000 $ 385,000 $ 915,000 Denominator-weighted average
  common shares outstanding, net        308,721       308,461     305,882
 Dilutive effect of stock options,
  plus                                   22,387        17,910      16,347
 Dilutive effect of MRDP shares             603          -           -
                                      ---------     ---------   ---------
   Weighted average common shares
   and common stock equivalents         331,711       326,371     322,229

Diluted EPS                           $    1.72     $    1.18   $    2.84
                                      =========     =========   =========

Authorized nonvested MRDP shares amounted to 15,000 at March 31, 1998. Shares outstanding for 1998 do not include shares that were nonvested.

15. STOCK-BASED AWARDS

Under the 1992 Employee Stock Option (the Option Plan), the Company may grant options to purchase up to 39,100 shares of common stock to employees and directors at prices not less than the fair value at date of grant. Options are exercisable when granted and expire 10 years from the date of grant.

Option activity under the plans was as follows:
                                                              Weighted
                                                               Average
                                                Number of     Exercise
                                                  Shares        Price

Outstanding, April 1, 1995                        27,370       $ 5.00
Granted                                             -            -
Exercised                                          2,346         5.00
                                                  ------       ------
Outstanding, April 1, 1996                        25,024         5.00
Granted                                           11,730        15.00
Exercised                                            977         5.00
                                                  ------       ------
Outstanding, March 31, 1997                       35,777         8.28
Granted                                              977        19.63
Expired                                              977         5.00
                                                  ------       ------
Outstanding, March 31, 1998                       35,777       $ 8.62
                                                  ======       ======

Additional information regarding options outstanding as of March 31, 1998 is as follows:
                               Options Outstanding       Options Exercisable
                             -----------------------    ---------------------
                             Weighted Avg.
                             Remaining
Exercise        Number       Contractual   Exercise       Number     Exercise
Prices        Outstanding    Life (yrs)     Price       Exercisable   Price

$ 5.00         23,070         4             $ 5.00        23,070      $ 5.00
 15.00         11,730         9              15.00        11,730       15.00
 19.63            977         9              19.63           977       19.63

At March 31, 1998, there were no available shares for future grants under the Option Plan.

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

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1998 and 1997, respectively: expected life, 9 years and 4 years; stock volatility, 17.24% and 21.68% (1996 assumptions are not applicable as there were no stock options granted in that year); risk free interest rate, 6.72% and 6.69%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the accounting provisions of the new pronouncement had been adopted as of the beginning of

1996, 1997, and 1998, net income would have been decreased by zero, $45,000, and $9,000, respectively. Over the same periods, basic earnings per share would have decreased by zero, $.14, and $.02, respectively.

Management Recognition and Development Plan - Under the 1997 Management Recognition and Development Plan (MRDP), 15,000 shares of Company stock were granted to the Board of Directors and management as compensation. Shares issued to the Board of Directors vest annually over a five year period from the grant date. Shares issued to management vest annually over a five to ten year period from the date of grant depending upon the achievement of certain financial goals as stipulated under the accelerated vesting provision.

On August 1, 1997 the Company granted a total of 3,000 shares to the four outside members of the Board of Directors at $20.00 per share. On December 1, 1997 the Company granted 12,000 shares to the Company's management at $21.00 share. The value of the award, based on the estimated fair value of the stock at the date of grant, was recorded as an increase to additional paid-in capital and reduction to unearned compensation, which is amortized to expense as shares vest. In 1998 the Company recognized $25,000 of compensation expense related to the MRDP. In the event of a change of control, all forfeiture restrictions on granted stock shall lapse and the granted stock shall become fully vested.

16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair value of financial instruments is as follows at March 31, 1998 and 1997:
                                         1998                   1998
                              ----------------------- -----------------------
                                Carrying     Fair      Carrying      Fair
                                 Value       Value       Value       Value
Assets
Cash                          $ 7,029,000 $ 7,029,000 $ 3,017,000 $ 3,017,000
Investment securities
 available for sale               547,000     547,000     359,000     359,000
Mortgagee-backed securities
 available for sale             7,651,000   7,651,000   7,420,000   7,420,000
Investment securities held
 to maturity                      458,000     484,000     575,000     606,000
Mortgage-backed securities
 held to maturity               7,825,000   7,810,000  13,273,000  12,911,000
Loans receivable, net          35,042,000  36,909,000  35,315,000  36,472,000

Liabilities
Checking, money market,
 and passbook accounts         13,592,000  13,592,000  14,912,000  14,912,000
Certificate accounts           34,178,000  34,392,000  35,160,000  35,274,000
FHLB advances                   5,000,000   4,880,000   5,000,000   4,867,000

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

Limitations - The fair value estimates presented herein were based on pertinent information available to management as of March 31, 1998 and 1997. Although management was not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments. Significant assets and liabilities that were not financial instruments include deferred tax liabilities and premises and equipment.

17.  PARENT COMPANY ONLY FINANCIAL INFORMATION

Big Sky Bancorp, Inc. was formed on December 1, 1994. The following Big Sky Bancorp, Inc. (parent company only) financial information should be read in conjunction with the other notes to consolidated financial statements.

The balance sheets at March 31, 1998 and 1997 are as follows:

                                                  1998          1997
Assets:
 Cash                                          $  240,000    $  283,000
 Investment in subsidiary                       7,702,000     6,885,000
 Other assets                                       8,000         8,000
                                               ----------    ----------
Total                                          $7,950,000    $7,176,000
                                               ==========    ==========
Liabilities and Stockholders' Equity:
 Liabilities:
  Other liabilities                            $    3,000    $    2,000
  Stockholders' equity                          7,947,000     7,174,000
                                               ----------    ----------
                                               $7,950,000    $7,176,000
                                               ==========    ==========

The statements of income for the years ended March 31, 1998, 1997, and 1996 are as follows:

                                           1998         1997         1996
Other income:
 Equity in undistributed
  income of subsidiary                   $616,000     $407,000     $921,000
 Interest income from
  investments                               8,000        9,000       20,000
 Other nonoperating income                   -            -           8,000

Other expense:
 Interest and other                        52,000       31,000       34,000
                                         --------     --------     --------
Net income                               $572,000     $385,000     $915,000
                                         ========     ========     ========

The statements of cash flows for the years ended March 31, 1998, 1997, and 1996 are as follows:

                                           1998         1997         1996
Operating activities:
 Net income                             $ 572,000    $ 385,000    $  915,000
 Adjustment to reconcile net income
 to net cash provided by operating
 activities:
  Equity in undistributed income by
   subsidiary                            (616,000)    (407,000)     (921,000)
 Dividends received                          -            -        1,135,000
 Cash provided (used) by changes in
  operating assets and liabilities:
   Other assets                              -            -           (8,000)
   Other liabilities                        1,000      (18,000)       15,000
   Franchise tax accrual                     -          (1,000)        3,000
                                        ---------    ---------    ----------
     Net cash provided by (used in)
      operating activities                (43,000)     (41,000)    1,139,000
                                        ---------    ---------    ----------
Financing activities:
 Stockholder redemption                      -            -         (831,000)
 Stock options exercised                     -           4,000        12,000
                                        ---------    ---------    ----------
      Net cash provided by (used in)
       financing activities                  -           4,000      (819,000)
                                        ---------    ---------    ----------
Net increase (decrease) in cash           (43,000)     (37,000)      320,000

Cash:
 Beginning of period                      283,000      320,000          -
                                        ---------    ---------    ----------
End of period                           $ 240,000    $ 283,000    $  320,000
                                        =========    =========    ==========
Supplemental disclosures related to the
 statement of cash flows:
 Noncash activities:
  Adjustment of stockholder redemption
   accrual                              $    -       $    -       $  45,000

18.  SUBSEQUENT EVENT

On April 23, 1998, the Company entered into a definitive merger agreement ("Agreement") with Sterling Financial Corporation ("Sterling") pursuant to which the Company will be merged into Sterling and FFSL of Montana will be merged into Sterling's wholly-owned subsidiary, Sterling Savings Association. The Agreement provides that each share of the Company's common stock will be exchanged for 1.384 shares of Sterling common stock.

Pursuant to the Agreement, the Company has agreed to pay Sterling a termination fee of $500,000 in the event the Agreement is terminated under certain conditions, including the failure of the Company's shareholders to approve the Agreement or if the Agreement is terminated as a result of a breach by the Company.

Consummation of the merger is subject to several conditions, including receipt of applicable regulatory approval and approval of the Company's shareholders. Pending these approvals, completion of the merger transaction is anticipated by mid-Fall 1998.

                                   * * * * * *