Form 10QSB
period 1998-06-30
BIG SKY BANCORP INC
filed 1998-08-11
CIK 923285

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                          ------------------

                              FORM 10-QSB


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----- THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998
                                     -------------
      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----- THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 0-25284

                          BIG SKY BANCORP, INC.
                          ---------------------
         (Exact name of registrant as specified in its charter)

State of Delaware                          81-0494188
-----------------                          ----------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)

711 South First Street  Hamilton, Mt         59840
------------------------------------        -------
(Address of principal executive office)    (Zip Code)

Registrant's telephone number, including area code: (406) 363-4400
                                                    --------------
Not applicable
--------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .  No   .
                                                    ---     ---
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding July 31, 1998
          -------                    -------------------------
Common Stock, par value $.01                 323,721
 per share

                              FORM 10-QSB

                    FOR THE QUARTER ENDED JUNE 30, 1998

                                INDEX




PART I - Financial Information                             Page Number

     Consolidated Statements of Financial Condition             1

     Consolidated Statements of Income                          2

     Consolidated Statements of Cash Flows                      3-4

     Notes to Financial Statements                              5

     Management's Discussion and Analysis of Consolidated
     Financial Statements                                       6-11


PART II - Other Information                                      12


SIGNATURES                                                       13

PART I - FINANCIAL INFORMATION

                     BIG SKY BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS                                         JUNE 30, 1998    MARCH 31, 1998
------                                         -------------    --------------
                                                       ( Unaudited )
Cash ( including interest-bearing accounts
  of $ 7,656,000 and $ 5,820,000 )             $   9,066,000    $   7,029,000
Investment securities available for sale, at
  fair value ( cost $ 142,000 and  $ 141,000 )       546,000          547,000
Mortgage-backed securities available for sale,
  at fair value (cost $7,436,000 and $7,402,000)   7,585,000        7,651,000
Investment securities held to maturity, at
  amortized cost (fair value $8,305,000
  and $7,810,000)                                  8,324,000        7,825,000
Mortgage-backed securities held to maturity,
  at amortized cost (fair value $437,000 and
  $484,000)                                          414,000          458,000
Loans receivable, net                             34,288,000       35,042,000
Accrued interest receivable                          390,000          320,000
Real estate owned                                        ---              ---
Investment in Federal Home Loan Bank Stock         2,051,000        2,012,000
Premises and equipment                             1,235,000        1,255,000
Prepaid expenses and other assets                    124,000          129,000
                                               -------------    -------------
TOTAL ASSETS                                   $  64,023,000    $  62,268,000
                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES

Deposits                                       $  49,214,000    $  47,770,000
Advances from Federal Home Loan Bank of Seattle    5,000,000        5,000,000
Advances from borrowers for taxes and insurance      413,000          497,000
Accrued expenses and other liabilities               585,000          314,000
Deferred taxes                                       749,000          740,000
                                               -------------    -------------
TOTAL LIABILITIES                                 55,961,000       54,321,000
                                               -------------    -------------
STOCKHOLDERS' EQUITY

Common stock, ($0.01 par value per share;
Authorized 1,500,000 shares; Issued 323,721
and 308,721 shares; outstanding, 308,721 shares        3,000            3,000
Additional paid - in capital                         922,000          922,000
Unrealized appreciation on securities
  available for sale, net of tax                     339,000          325,000
Retained earnings                                  7,070,000        6,984,000
Unearned compensation - MRDP                        (272,000)        (287,000)
                                               -------------    -------------
TOTAL STOCKHOLDERS' EQUITY                         8,062,000        7,947,000
                                               -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  64,023,000    $  62,268,000
                                               =============    =============

                      BIG SKY BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                    THREE MONTHS ENDED      THREE MONTHS ENDED
                                      JUNE 30, 1998           JUNE 30, 1997
                                      -------------           -------------
                                                  ( Unaudited )
INTEREST INCOME:
Loans receivable                        $   801,000           $     805,000
Investments securities                      129,000                 211,000
Mortgage-backed securities                  136,000                 139,000
FHLB stock dividends and other              120,000                  57,000
                                        -----------           -------------
Total interest income                     1,186,000               1,212,000


INTEREST EXPENSE                            656,000                 649,000
                                        -----------           -------------
Net interest income                         530,000                 563,000

Provision for loan losses                    (7,000)                 (8,000)
                                        -----------           -------------
Net interest income after provision
  for loan losses                           523,000                 555,000
                                        -----------           -------------
OTHER INCOME:
Rental income                                20,000                  32,000
Loan fees and service charges                15,000                  19,000
Other                                         4,000                   1,000
                                        -----------           -------------
Total other income                           39,000                  52,000
                                        -----------           -------------

OTHER EXPENSES:
Salaries and employee benefits              189,000                 194,000
Occupancy                                    44,000                  50,000
FDIC insurance                               13,000                  13,000
Outside services                             25,000                  26,000
Advertising                                  12,000                  10,000
Other expense                               139,000                  66,000
                                        -----------           -------------
Total other expense                         422,000                 359,000
                                        -----------           -------------
Income before income taxes                  140,000                 248,000
Income tax expense                           54,000                 101,000
                                        -----------           -------------
NET INCOME                              $    86,000           $     147,000
                                        ===========           =============

NET INCOME PER SHARE:
Basic                                   $       .28           $         .48
                                        ===========           =============
Diluted                                 $       .25           $         .44
                                        ===========           =============

BIG SKY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                        JUNE 30, 1998        JUNE 30, 1997
                                        -------------        -------------
                                                     ( Unaudited )
OPERATING ACTIVITIES:
Net income                                $   86,000           $  147,000

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization               20,000               21,000
  Provision for loan losses                    7,000                8,000
  Federal Home Loan Bank stock dividend      (39,000)             (35,000)
  Cash provided (used) by changes in
    operating assets and liabilities:
  Accrued interest receivable                (70,000)            (154,000)
  Prepaid expenses and other assets            5,000               (5,000)
  Accrued expenses and other liabilities     271,000              (11,000)
  Deferred taxes                               9,000               99,000
  Deferred loan fees, net                    (16,000)               3,000
                                          ----------           ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES    273,000               73,000

INVESTING ACTIVITIES:
Principal repayments on loans              2,125,000            2,237,000
Loan originations                         (1,356,000)          (2,267,000)
Principal repayments on mortgage-backed
   securities available for sale              91,000               75,000
Principal repayments on mortgage-backed
   securities held to maturity                46,000               26,000
Proceeds from maturity of investment
   securities held to maturity                    --              450,000
Purchase of investment securities held
   to maturity                              (500,000)          (1,000,000)
Purchase of investment securities
   available for sale                         (2,000)                  --
                                          ----------           ----------
  Net cash provided by investing
    activities                               404,000             (479,000)
                                          ----------           ----------

BIG SKY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                        JUNE 30, 1998        JUNE 30, 1997
                                        -------------        -------------
                                                     ( Unaudited )
 FINANCING ACTIVITIES:
Net increase (decrease) in deposit
  accounts due on demand                   438,000             (675,000)
Net increase (decrease) in certificate
  accounts                               1,006,000             (458,000)
Net decrease in advances from borrowers    (84,000)            (113,000)
                                        ----------           ----------
  Net cash used in financing activities  1,360,000           (1,246,000)
                                        ----------           ----------
NET INCREASE (DECREASE)  IN CASH         2,037,000           (1,652,000)
CASH, BEGINNING OF PERIOD                7,029,000            3,017,000
                                        ----------           ----------
CASH, END OF PERIOD                     $9,066,000           $1,365,000
                                        ==========           ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Fair value adjustment to securities
  available for sale                       553,000              349,000
Income tax effect related to fair value
  adjustment                              (214,000)            (136,000)

Cash paid for:
  Interest                                 661,000              653,000
  Income taxes                              10,000               44,000

BIG SKY BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

     The information contained in the financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than recurring entries) necessary for a fair statement of the results of operations for the interim period. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   Net Income Per Share

     Basic net income per share is based on net income and the weighted average number of shares outstanding during the period. The dilutive effect of outstanding stock options is included in diluted earnings per share.

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

Merger Announcement

On April 23, 1998, a definitive agreement to merge was executed between Big Sky Bancorp, Inc. ("Big Sky"), and Sterling Financial Corporation
("Sterling"), of Spokane, Washington.

Under the terms of the agreement, Sterling will acquire Big Sky and its subsidiary, First Federal Savings and Loan Association of Montana ("First Federal"). Big Sky will be merged into Sterling, and First Federal will be merged into Sterling's subsidiary, Sterling Savings Association.

Sterling will issue, subject to exercise of Big Sky options, up to 497,545 shares of common stock in exchange for all of the issued and outstanding Big Sky stock. The merger will be structured as a tax-free reorganization and accounted for as a pooling of interests.

General

Total assets increased by $ 1,755,000, or 2.82%, to $ 64,023,000 at June 30, 1998 as compared to $ 62,268,000 at March 31, 1998.

Deposits increased by $ 1,444,000, or 3.02%, to $ 49,214,000 at June 30, 1998
as compared to $ 47,770,000 at March 31, 1998.

Net loans decreased by $ 754,000, or 2.15%, to $ 34,288,000 at June 30, 1998
as compared to $ 35,042,000 at March 31, 1998.

Investments and mortgage-backed securities increased by $ 338,000, or 2.35%, to $ 16,869,000 at June 30, 1998, as compared to $ 16,481,000 at March 31,
1998.

Cash increased by $ 2,037,000, or 28.98%, to $ 9,066,000 at June 30, 1998, as
compared to $ 7,029,000 at March 31, 1998. The increase in cash was primarily the result of the increase in deposits and the decrease in loans.

Capital Position

The Corporation's capital increased by $ 115,000, or 1.45%, to $ 8,062,000 at June 30, 1998, from $ 7,947,000 at March 31, 1998.

The Association's capital position relative to its minimum capital requirements under the Financial institution's Reform, Recovery and Enforcement Act of 1989 (FIRREA) at June 30, 1998 was as follows:

                                            Amount      Percentage of
                                                            Assets
                                          -----------       ------
Tangible capital.....................     $ 7,557,000       11.9 %
Minimum tangible capital requirement.         952,000        1.5 %
                                          -----------       ----
Excess...............................     $ 6,605,000       10.4 %
                                          ===========       ====

Core capital.........................     $ 7,557,000       11.9 %
Minimum core capital requirement.....       1,904,000        3.0 %
                                          -----------       ----
Excess...............................     $ 5,653,000        8.9 %
                                          ===========       ====

Risk-based capital...................     $ 7,890,000       29.9 %
Minimum risk-based capital requirement.     2,113,000        8.0 %
                                          -----------       ----
Excess.................................   $ 5,777,000       21.9 %
                                          ===========       ====

Liquidity

The Company's liquidity ratio increased to 21.57% at June 30, 1998, from 17.98% at March 31, 1998. The Company is required to maintain cash and certain investment securities in an amount equal to 4% of its deposit accounts and short-term borrowings.

Allowance for Loan Losses

The allowance for loan loss reserves was $ 537,000 at June 30, 1998, as compared to $ 534,000 at March 31, 1998. The allowance is based upon management's consideration of current and anticipated economic conditions which may affect the ability of the borrowers in the loan portfolio to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral. The increase in the allowance for potential loan losses was implemented by management as a prudent risk-management strategy. Management does not believe that any significant changes in portfolio risk have occurred during the three month period ended June 30, 1998, as compared to March 31, 1998.

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

The Company has adopted a Year 2000 ("Y2K") Policy and Action Plan to address the issue. The plan provides for four phases, (1) Awareness, (2) Assessment,
(3) Validation and (4) Implementation. The Data Processing Review and Oversight Committee has been designated to work with the Y2K project officer to successfully complete the project. The President is designated as the Y2K project officer. The Board of Directors will be kept informed of the status of the project and of all problems discovered throughout the process. The Awareness and Assessment phases are virtually complete, and emphasis will now be placed on the Validation and Implementation phases.

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

                   COMPARISON OF THE THREE MONTHS ENDED
            JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997

General

Total assets increased by $ 1,398,000, or 2.23%, to $ 64,023,000 at June 30, 1998, from $ 62,625,000 at June 30, 1997.

Cash increased by $ 7,701,000, or 564.18%, to $ 9,066,000 at June 30, 1998, as
compared to $ 1,365,000 at June 30, 1997. The increase in cash was primarily the result of an increase in deposits and a decrease in loans and securities. Due to the low interest rate environment and the flat yield curve during the quarter ended June 30, 1998, the Company elected to temporarily increase its cash position rather than incur the extension risk inherent in longer term investments, which would produce only slightly higher yields than otherwise available in liquid or very short term investments.

Investments and mortgage-backed securities decreased by $ 5,309,000, or 23.94%, to $ 16,869,000 at June 30, 1998, from $ 22,178,000 at June 30, 1997.

Net loans decreased by $ 1,007,000, or 2.85%, to $ 34,288,000 at June 30,
1998, from $ 35,295,000 at June 30, 1997.

Total deposits increased by $ 275,000, or .56%, to $ 49,214,000 at June 30, 1998, from $ 48,939,000 at June 30, 1997.

At June 30, 1998, advances from the Federal Home Loan Bank of Seattle ("FHLB") totalled $ 5,000,000, unchanged from June 30, 1997.

The Corporation's capital increased by $ 677,000, or 9.17%, to $ 8,062,000 at June 30, 1998, from $ 7,385,000 at June 30, 1997.

The Company did not have any real estate owned as a result of foreclosure at June 30, 1998 or June 30, 1997.

Net Income

Net income for the three months ended June 30, 1998 decreased by $ 61,000, or 41.50%, to $ 86,000, from $ 147,000 for the three months ended
June 30, 1997.

A principal reason for the decrease in net income was the increase in consulting and legal fees incurred in connection with the Company's proposed merger with Sterling Financial Corporation.

Basic earnings per share decreased by $ .20, or 41.70%, to $ .28 for the three months ended June 30, 1998, as compared to $ .48 for the three months ended June 30, 1997.

Diluted earnings per share decreased by $ .19, or 43.18%, to $ .25 for the three months ended June 30, 1998, as compared to $ .44 for the three month period ended June 30, 1997.

Total interest income for the three month period ending June 30, 1998 decreased by $ 26,000, or 2.15%, to $ 1,186,000, as compared to $ 1,212,000 for the three month period ending June 30, 1997.

Interest and fees on loans decreased by $ 4,000, or .50%, to $ 801,000 for the three month period ending June 30, 1998, as compared to $ 805,000 for the three month period ending June 30, 1997.

Interest on investments decreased by $ 82,000, or 38.86%, to $ 129,000 for the three month period ending June 30, 1998, as compared to $ 211,000 for the same period last year.

Interest on mortgage-backed securities decreased by $ 3,000, or 2.16%, to $ 136,000 for the three month period ending June 30, 1998, as compared to $ 139,000 for the three month period ending June 30, 1997.

Other interest and dividends increased by $ 63,000, or 110.53%, to $ 120,000 for the three month period ending June 30, 1998, as compared to $ 57,000 for the three month period ending June 30, 1997.

Total other income decreased by $ 13,000, or 25.00%, to $ 39,000 for the three month period ending June 30, 1998, as compared to $ 52,000 for the three month period ending June 30, 1997.

Rental income decreased by $ 12,000, or 37.50%, to $ 20,000 for the three month period ending June 30, 1998, as compared to $ 32,000 for the three month period ending June 30, 1997.

Loan fees and service charges decreased by $ 4,000, or 21.05%, to $ 15,000 for the quarter ending June 30, 1998, as compared to $ 19,000 for the quarter ending June 30, 1997.

Interest expense increased by $ 7,000, or 1.08%, to $ 656,000 for the three month period ending June 30, 1998, as compared to $ 649,000 for the three month period ending June 30, 1997.

Total other expense increased by $ 63,000, or 17.55%, to $ 422,000 for the quarter ending June 30, 1998, from $ 359,000 for the comparable period in 1997.

Salary and employee benefit expense decreased by $ 5,000, or 2.58%, to $189,000 for the three month period ended June 30, 1998, as compared to $194,000 for the comparable period last year.

Occupancy expense decreased by $ 6,000, or 12.00%, to $ 44,000 for the three month period ended June 30, 1998, as compared to $ 50,000 for the three month period ended June 30, 1997.

FDIC/SAIF insurance expense remained the same at $ 13,000 for each of the quarters ending June 30, 1998 and June 30, 1997.

Outside services expense decreased by $ 1,000, or 3.85%, to $ 25,000 for the three month period ending June 30, 1998, as compared to $ 26,000 for the three month period ending June 30, 1997.

Advertising expense increased by $ 2,000, or 20.00%, to $ 12,000 for the quarter ending June 30, 1998, as compared to $ 10,000 for the quarter ending June 30, 1997.

Other expense increased by $ 73,000, or 110.61%, to $ 139,000 during the three month period ended June 30, 1998, as compared to $ 66,000 for the three month period ended June 30, 1997. The increase was primarily due to $ 68,000 of additional expense incurred for consulting and legal fees related to the proposed merger with Sterling Financial Corporation.

Income tax expense decreased by $ 108,000, or 43.55%, to $ 54,000 for the three month period ended June 30, 1998, as compared to $ 101,000 for the three month period ending June 30, 1997.

Net Interest Income

Net interest income decreased by $ 33,000, or 5.86%, to $ 530,000 for the three month period ending June 30, 1998, from $ 563,000 for the three month period ending June 30, 1997.

The cost of funds increased by 16 basis points, to 4.94% at June 30, 1998, from 4.78% at June 30, 1997. The yield on earning assets decreased by 18 basis points, to 7.51% at June 30, 1998, from 7.69% at June 30, 1997. As a result, interest spread decreased by 34 basis points, to 2.57% at June 30, 1998, from 2.91% at June 30, 1997.

Average net interest margin decreased by 28 basis points, to 3.17% for the three month period ending June 30, 1998, from 3.45% for the three month period ending June 30, 1997.

Provision for Loan Losses

Provision for loan losses was $ 7,000 for the three month period ending June 30, 1998, as compared to $ 8,000 for the three month period ending June 30, 1997.

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

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits: none

     (b) Reports on Form 8-K: A report on Form 8-K was filed on May 1, 1998, announcing the execution of a definitive merger agreement between Big Sky Bancorp, Inc., and Sterling Financial Corporation pursuant, to which Big Sky will be merged into Sterling and Big Sky's wholly-owned subsidiary, First Federal Savings and Loan Association of Montana, will be merged into Sterling's wholly-owned subsidiary, Sterling Savings Association.

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


                                Big Sky Bancorp, Inc.
                                ---------------------
                                     (Registrant)


DATE: August 10, 1998           BY: /s/Michael E. McKee
                                    ----------------------------------
                                    Michael E. McKee
                                    President
                                    (Duly Authorized Officer)


                                BY: /s/Ernest M. Kwiatkowski
                                    ----------------------------------
                                    Ernest M. Kwiatkowski
                                    Vice President - Treasurer
                                    (Principal Financial Officer)